Form 10QSB
period 2007-06-30
Western Goldfields Inc.
filed 2007-08-07
CIK 1394186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 333-144685

WESTERN GOLDFIELDS INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Ontario	98 - 0544546
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Bloor Street West, Suite 2102 , P.O. Box 110

Toronto, Ontario, Canada M4W 3E2
(Address of Principal Executive Offices)

416 324 6000
(Issuer’s Telephone Number, Including Area Code)
Western Goldfields, Inc.
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, par value $.01 value per share - 118,329,335 shares outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events and, by their nature, are inherently uncertain and beyond our control.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our business could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation:

•	the effect of political, economic and market conditions and geopolitical events;

•	the actions and initiatives of current and potential competitors;

•	our reputation;

•	investor sentiment; and

•	other risks and uncertainties detailed elsewhere throughout this report.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, any amendments thereto, and in the corresponding documents filed in Canada.

Item 1. Financial Statements
WESTERN GOLDFIELDS INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$18,750,186	$5,502,535
Restricted Cash (Note 5)	7,500,000	-
Receivables	147,352	223,507
Inventories (Note 6)	551,554	511,663
Prepaid expenses	763,127	841,636
TOTAL CURRENT ASSETS	27,712,219	7,079,341

Property, plant, and equipment, net of
accumulated amortization (Note 7)	41,862,081	4,328,512
Construction in progress (Note 8)	7,963,092	2,880,775
Gold hedging contracts - mark-to-market gain (Notes 3, 12)	758,877	-
Investments - reclamation and remediation (Note 9)	8,448,953	6,337,006
Long-term deposits	338,371	329,146
Long-term prepaid expenses (Note 10)	1,634,993	1,009,555
Deferred debt issuance / stock offering costs (Note 11)	3,318,806	250,000
TOTAL OTHER ASSETS	64,325,173	15,134,994

TOTAL ASSETS	$92,037,392	$22,214,335

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,554,211	$1,663,080
Accounts payable to related party (Note 17)	25,387	31,165
Accrued expenses	3,364,577	835,740
Accrued agency and commitment fees (Notes 12, 18)	241,250	-
TOTAL CURRENT LIABILITIES	16,185,425	2,529,985

LONG-TERM LIABILITIES
Reclamation and remediation liabilities (Note 13)	4,825,645	4,805,473

TOTAL LIABILITIES	21,011,070	7,335,458

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS' EQUITY
Common stock, of no par value, unlimited shares authorized;
117,221,002 and 78,452,876 shares issued and outstanding,
respectively (Notes 14, 15)	95,664,291	32,884,798
Share subscription receivable	(150,000)	-
Stock options and warrants (Note 16)	7,841,063	7,674,270
Accumulated deficit	(32,318,943)	(25,678,233)
Accumulated other comprehensive income (loss)	(10,089)	(1,958)
TOTAL STOCKHOLDERS' EQUITY	71,026,322	14,878,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,037,392	$22,214,335

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Revenues from gold sales	$1,546,073	$2,104,315	$2,778,877	$4,878,943

COST OF GOODS SOLD
Mine operating costs	2,662,308	1,892,336	4,569,386	3,871,503
Mine site administration	681,925	348,813	1,112,824	676,595
Selling, transportation, and refining	6,252	7,534	11,627	16,876
Amortization and accretion	377,210	335,030	752,318	647,244
Royalties	59,423	80,383	104,360	183,243
Inventory adjustment	115,310	9,242	(19,351)	312,210
	3,902,428	2,673,338	6,531,164	5,707,671

GROSS PROFIT (LOSS)	(2,356,355)	(569,023)	(3,752,287)	(828,728)

EXPENSES
General and administrative	1,137,758	1,105,652	2,222,490	2,175,604
Stock based compensation	820,388	730,231	1,288,554	1,770,156
Exploration	748,594	272,260	1,031,926	711,217
	2,706,740	2,108,143	4,542,970	4,656,977

OPERATING LOSS	(5,063,095)	(2,677,166)	(8,295,257)	(5,485,705)

OTHER INCOME (EXPENSE)

Interest income	524,750	86,367	1,042,253	178,614
Interest expense	(839)	-	(839)	(20,434)
Agency and commitment fees	(241,250)	-	(241,250)	-
Amortization of deferred debt issuance costs	(109,544)	-	(109,544)	-
Gain on extinguishment of debt	-	-	-	142,949
Gain on mark-to-market of gold hedging contracts	758,877	-	758,877	-
Gain on foreign exchange	124,200	-	205,050	-
Loss on sale of assets	-	(18,837)	-	(18,837)
Expenses of Romarco merger termination	-	-	-	(1,225,000)
	1,056,194	67,530	1,654,547	(942,708)

LOSS BEFORE INCOME TAXES	(4,006,901)	(2,609,636)	(6,640,710)	(6,428,413)

INCOME TAXES	-	-	-	-

NET LOSS	(4,006,901)	(2,609,636)	(6,640,710)	(6,428,413)

PREFERRED STOCK DIVIDENDS (Note 14)	-	(4,479)	-	(16,979)

NET LOSS TO COMMON STOCKHOLDERS	(4,006,901)	(2,614,115)	(6,640,710)	(6,445,392)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(2,874)	(4,322)	(8,131)	(3,813)

NET COMPREHENSIVE LOSS	$(4,009,775)	$(2,613,958)	$(6,648,841)	$(6,432,226)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.04)	$(0.06)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	113,641,025	62,389,376	108,240,372	56,025,181

 The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Six months ended June 30, 2007 - unaudited. Year ended December 31, 2006 - audited)

	Preferred Stock		Common Stock		Share	Stock Options		Other
	Number		Number		Subscription	and	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Receivable	Warrants	Deficit	Income (Loss)	Total

Balance, December 31, 2005	1,000,000	$10,000	39,468,051	$13,014,333	$-	$4,942,188	$(14,077,989)	$-	$3,888,532

Common stock and warrants issued by way of private
placement (unaudited)	-	-	20,000,000	4,012,000	-	1,988,000	-	-	6,000,000

Common shares issued on conversion of
series A preferred stock (Note 14)	(1,000,000)	(10,000)	3,125,000	25,000	-	(15,000)	-	-

Common shares issued on conversion of
series A preferred stock warrants	-	-	1,562,500	300,000	-	-	-	-	300,000

Common shares issued on conversion of
common stock warrants	-	-	12,647,325	11,533,811	-	-	-	-	11,533,811

Common shares issued on exersice
of common stock options	-	-	1,135,000	632,750	-	-	-	-	632,750

Common shares issued for exploration assets and
services and severance agreements	-	-	515,000	683,700	-	-	-	-	683,700

Options issued for directors' services	-	-	-	-	-	1,032,488	-	-	1,032,488

Options issued for officers' services	-	-	-	-	-	1,764,945	-	-	1,764,945

Options issued for employees' services	-	-	-	-	-	411,853	-	-	411,853

Warrants issued for consultants' services	-	-	-	-	-	233,000	-	-	233,000

Exercise and expiration of warrants & options	-	-	-	2,683,204	-	(2,683,204)	-	-	-

Net loss for the twelve months
ended December 31, 2006	-	-	-	-	-	-	(11,583,265)	-	(11,583,265)

Dividend on preferred stock (Note 14)	-	-	-	-	-	-	(16,979)	-	(16,979)

Other comprehensive income (loss)	-	-	-	-	-	-	-	(1,958)	(1,958)

Balance, December 31, 2006	-	-	78,452,876	32,884,798	-	7,674,270	(25,678,233)	(1,958)	14,878,877

Common shares and warrants issued under prospectus
supplement	-	-	33,330,000	59,191,197	-	-	-	-	59,191,197

Common shares issued on conversion of
common stock warrants	-	-	4,339,719	1,965,552	(150,000)	-	-	-	1,815,552

Common shares issued on exersice
of common stock options	-	-	1,098,407	500,983	-	-	-	-	500,983

Options issued for directors' services	-	-	-	-	-	164,650	-	-	164,650

Options issued for officers' services	-	-	-	-	-	500,582	-	-	500,582

Options issued for employees' services	-	-	-	-	-	579,147	-	-	579,147

Options issued for consultants' services	-	-	-	-	-	44,175		-	44,175

Exercise and expiration of warrants & options	-	-	-	1,121,761	-	(1,121,761)	-	-	-

Net loss for the six months ended
June 30, 2007	-	-	-	-	-	-	(6,640,710)	-	(6,640,710)

Other comprehensive income (loss)	-	-	-	-	-	-	-	(8,131)	(8,131)

Balance, June 30, 2007	-	$-	117,221,002	$95,664,291	$(150,000)	$7,841,063	$(32,318,943)	$(10,089)	$71,026,322

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,006,901)	$(2,609,636)	$(6,640,710)	$(6,428,413)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization and depreciation (Note 7)	297,671	274,000	592,407	529,509
Amortization of deferred debt issuance costs	109,544	-	109,544	-
Accretion expense (Note 9)	84,294	58,868	168,588	117,735
Loss on sale of assets and investments	-	18,837	-	18,837
Interest on investments - reclamation and remediation	(86,644)	(67,749)	(170,269)	(151,696)
Common stock issued for exploration assets and services	-	-	-	136,500
Stock based compensation	820,388	730,232	1,288,554	2,003,157
Gain on mark-to-market of gold hedging contracts	(758,877)	-	(758,877)	-
Changes in assets and liabilities:
Decrease (increase) in:
Restricted cash	(7,500,000)	-	(7,500,000)	-
Accounts receivable	174,147	(7,459)	76,155	(11,010)
Inventories	31,405	(44,146)	(39,891)	229,213
Prepaid expenses	(369,126)	50,286	(546,929)	103,719
Long term deposits	(5,938)	(2,385)	(9,224)	(4,872)
Increase (decrease) in:
Accounts payable	(158,672)	(354,565)	(948,783)	(171,865)
Accounts payable - related parties	5,138	118,201	(5,778)	118,201
Accrued expenses	(794,623)	215,461	200,560	322,255
Accrued expenses - related parties	-	-	-	(45,835)
Accrued interest expense	-	-	-	(48,695)
Accrued agency and commitment fees	241,250	-	241,250	-

Net cash provided (used) by operating activities	(11,916,944)	(1,620,056)	(13,943,403)	(3,283,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including construction
in progress	(25,661,610)	(146,474)	(31,376,510)	(387,779)
Increase in reclamation and remediation investment	(2,090,094)	-	(2,090,094)	-
Net cash provided (used) by investing activities	(27,751,704)	(146,474)	(33,466,604)	(387,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan	-	-	-	(2,205,186)
Deferred debt issuance costs	(520,516)	-	(850,073)	-
Common stock issued for cash	1,006	-	59,191,196	4,012,000
Warrants issued for cash	-	-	-	1,988,000
Exercise of options to purchase common stock	355,558	3,650,250	500,983	3,650,250
Exercise of warrants to purchase common stock	1,436,172	-	1,815,552	-
Preferred stock dividends (Note 14)	-	(51,354)	-	(51,354)
Net cash provided (used) by financing activities	1,272,220	3,598,896	60,657,658	7,393,710

Change in cash	(38,396,428)	1,832,366	13,247,651	3,722,671

Cash, beginning of period	57,146,614	1,942,692	5,502,535	52,387

Cash, end of period	$18,750,186	$3,775,058	$18,750,186	$3,775,058

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$839	$69,430	$839	$69,430

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock options and warrants issued for services	$820,388	$730,232	$1,288,554	$2,003,157
Exploration fees and assets paid by issuance of stock	$-	$-	$-	$136,500
Equipment purchases included in accounts payable	$11,831,783	$-	$11,831,783	$-
Deferred debt issuance costs included in accrued expenses	$2,016,277	$-	$2,328,277	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Western Goldfields Inc. (hereinafter “the Company” or “WGI Ontario”) and its wholly owned subsidiaries are engaged in the exploration for, development of and extraction of precious metals, principally in North America. The Company’s four wholly owned subsidiaries are: Western Goldfields USA Inc. (a holding company), Western Goldfields (Canada) Inc. (a management company), Western Mesquite Mines, Inc. (an operating company), and Calumet Mining Company (an exploration company).

On June 19, 2007 the shareholders of the Company’s predecessor, Western Goldfields, Inc., an Idaho corporation (“WGI Idaho”), approved an agreement and plan of merger effective June 29, 2007 whereby the Company’s place of incorporation was changed from Idaho, USA to Ontario, Canada, and its name was changed from Western Goldfields, Inc. to Western Goldfields Inc. For accounting purposes, the reorganization has been treated as a reorganization of entities under common control which has not resulted in any changes in the consolidated carrying amounts of assets, liabilities and shareholders’ equity. As used herein, the term “the Company” refers to WGI Ontario and its predecessor WGI Idaho.

The Company was in the exploration stage until late 2003. With the acquisition of the Mesquite Mine in November 2003, the Company exited the exploration stage and became an operating mining company. Since that time, the Company’s operations have been restricted to the production of gold from material that was placed on heap leach pads by previous owners of the mine. Revenue from gold sales since January 2004 has helped to sustain operations pending reactivation of the mine.

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with Investec Bank (UK) Limited, dated March 30, 2007 and amended and restated on May 31, 2007, under which facility WMMI can borrow up to $105,000,000 in connection with the development of the Mesquite Mine. Interest on advances will be at U.S. LIBOR plus 2.2% until completion of the project (as defined) and 1.75% after completion. On June 14, 2007 the Company announced that it had satisfied or had received a waiver on all conditions precedent to the availability of the term loan facility. The Company anticipates drawing $87,300,000 to complete the Mesquite development plan. The agreement, in conjunction with the equity financing in January and February of 2007, completes the financing requirements for Mesquite.

In January and February, 2007 the Company completed a common share equity financing, including an underwriters’ over-allotment option, which provided the Company with net proceeds of approximately $59,200,000.

In August, 2006 the Company announced the completion of the Mesquite feasibility study, which indicated proven and probable reserves of 2.36 million ounces of gold. In addition in March 2007, the Company announced that proven and probable reserves had increased to 2.77 million ounces.

In November, 2006 the Company placed orders valued at approximately $60,900,000 for the majority of the mining vehicle fleet required for resumed mining operations at Mesquite. As at June 30, 2007 orders worth approximately $73,800,000 had been placed for the fleet and ancillary equipment, against which deliveries of approximately $37,600,000 had been received.

In February 2006, the Company announced the appointment of new directors and a new management team and the completion of a $6,000,000 private placement financing. This financing significantly improved the Company’s financial position, enabling it to repay all outstanding debt and proceed towards completion of the Mesquite feasibility study.

The Company’s year-end for reporting purposes is December 31.

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Western Goldfields Inc. and its 100% owned subsidiaries: Western Goldfields USA Inc., Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”.) The consolidated financial statements include the assets and liabilities of Western Goldfields as at June 30, 2007 and its results of operations and its cash flows for the period ended June 30, 2007. All significant inter-company accounts and transactions have been eliminated on consolidation.

The classification of certain items in these financial statements differs from that adopted in prior periods as a result of grouping or allocation. Such items have been reclassified in the financial statements of the prior period to conform to the new basis.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and remediation obligations, impairment of assets, useful lives for depreciation and amortization, measurement of metal-in-process and finished goods inventories, value of options and warrants, and valuation allowances for future tax assets. Actual results could differ from these estimates.

The accounting policies followed in preparing these financial statements are those used by Western Goldfields as set out in the audited financial statements for the period ended December 31, 2006. These interim statements should be read together with Western Goldfields’ audited financial statements for the period ended December 31, 2006. The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

3. DERIVATIVE INSTRUMENTS

The Company accounts for its forward sales of gold in conformity with the following statements issued by the Financial Accounting Standards Board (“FASB”): Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

A derivative may be specifically designated as a hedge of financial risk exposures of anticipated transactions if, both at the inception of the hedge and throughout the hedge period, the changes in fair value of the contract substantially offset the effect of commodity price changes on the anticipated transactions and if it is probable that the transactions will occur. Pursuant to such a designation, the income effect of the change in derivative values was previously accounted for in other comprehensive income based upon the Company's valuation of the associated financial gain or loss. Any change arising from the determination of the derivative's effectiveness is accounted for as a charge to current operations.

The Company has not designated its gold forward sales contracts entered into in 2007 as effective hedges. Accordingly the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market of these contracts is immediately reflected on the income statement of the Company and the cumulative effect is reflected as an asset or liability on the balance sheet.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is expected to expand the use of fair value measurement and is effective as of the start of the Company’s first fiscal year that commences after November 15, 2007. The Company is currently evaluating the impact of adoption of SFAS No.159 on its overall results of operations or financial position.

5. RESTRICTED CASH

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with Investec Bank (UK) Limited, dated March 30, 2007 and amended and restated on May 31, 2007 (note 12). Under the terms of this facility the Company has set aside $7,500,000 in a Cost Overrun Account until Completion of the Mesquite Mine development project, which occurs on satisfaction of physical and economic completion tests as set out in the credit agreement. At Completion, unused funds will be applied to fund a Debt Service Reserve Account, established to hold an amount equal to the debt service amounts payable on the next Repayment Date as set out in the credit agreement, and thereafter any surplus funds may be returned to the Company. Interest earned on restricted cash is for the account of the Company.

6.  INVENTORIES

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Metal-in-Process	$289,996	$270,645
Supplies	261,558	241,018
Total inventories	$551,554	$511,663

Metal-in-process contained approximately 460 and 441 ounces of gold as of June 30, 2007 and December 31, 2006, respectively.

7.  PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Buildings	$3,550,000	$3,550,000
Equipment	42,146,465	4,020,491
	45,696,465	7,570,491
Less accumulated amortization and depreciation	(3,834,384)	(3,241,979)
Net Property and Equipment	$41,862,081	$4,328,512

Amortization and depreciation expense for the six months ended June 30, 2007 and 2006 was $592,407 and $529,509 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

8.  CONSTRUCTION IN PROCESS

The following is a summary of the major components of construction in process at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Mining fleet and ancillary equipment	$-	$327,359
Leach pad expansion	1,980,573	-
Building construction and site infrastructure	4,059,317	2,237,614
Development drilling	1,923,202	315,802
	$7,963,092	$2,880,775

Construction in process is accumulated and carried forward at cost until completion of construction or until the equipment is placed into service and thereafter is amortized over its expected useful life.

Development drilling represents drilling costs at Mesquite Mine that have been determined will add to previously established proven and probable reserves. These costs are accumulated until commencement of production and thereafter are amortized on a units-of-production basis.

9.  RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

The Company has a bonding and insurance program, primarily with American International Specialty Lines Insurance Company (“AIG”), in respect of the operations and closure liabilities of the Mesquite Mine. Under the program, the Company initially paid $5,998,994 into a reimbursement account with AIG, representing the net present value of expected reclamation costs. The feasibility study completed in August 2006 estimated proven and probable mineral reserves at 2.36 million gold ounces. In March 2007 the Company announced that it had increased proven and probable reserves at Mesquite from 2.36 million ounces to 2.77 million ounces and had increased the reserve life of the mine by approximately two years. On the basis of these increases, the Company has agreed with AIG and the regulatory agencies to revisions in its reclamation cost estimates. As a consequence, in May 2007 the bonding program was increased from approximately $8,700,000 to approximately $11,300,000 and the Company was required to place an additional $2,090,094 in the reimbursement account with AIG. In addition, changes were made to the insurance program as more fully described in Note 10 below.

During the second half of 2006, the Company commenced closure procedures in respect to the Vista heap leach pad and since that time has submitted related costs of $349,330 to AIG for reimbursement.

The following is a summary of cumulative activity in the reimbursement account as at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Original policy premium	$5,998,994	$5,998,994
Additional policy premium	2,090,094	-
Interest earned from inception	709,195	538,817
	8,798,283	6,537,811
Reclamation costs reimbursed	(349,330)	(200,805)
Closing balance	$8,448,953	$6,337,006

The following bonds have been issued by AIG and approved by regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception Date	Value	Obligee(s)
ESD 7315360	11/7/2003	$1,218,200	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315361	11/7/2003	$1,468,000	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315362	11/7/2003	$61,783	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315363	11/7/2003	$550,000	California Water Quality Control Board

ESD 7315358	11/7/2003	$6,978,400	U.S. Bureau of Land Management

ESD 7315359	11/7/2003	$50,000	California State Lands Commission

ESD 7315533	5/30/2007	$976,800	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
			California State lands Commission

10.  LONG-TERM PREPAID EXPENSES

The Company has paid advance premiums in respect of insurance policies to cover environmental risks at the Mesquite Mine. The insurance program has recently been re-evaluated in light of the increase in reserves and forecast mine life at Mesquite.

The insurance program covers closure and reclamation risk in excess of the amount covered by the Investment - Remediation and Reclamation account ($8,448,953 as at June 30, 2007), to an aggregate limit of $17,500,000 and expires November 7, 2020. The program limit and term were increased from $14,000,000 and November 7, 2014 respectively, effective May 30, 2007.

The program also covers pollution and remediation risk up to $10,000,000. Coverage pertaining to existing conditions and new conditions expires on November 7, 2013 and November 7, 2008 respectively. The program limit was increased from $5,000,000 effective May 31, 2007.

The premium cost is being amortized over the terms of the policies and is summarized below.

	June 30,	December 31,
	2007	2006
Original Policy Premiums	$1,642,621	$1,642,621
Additional Policy Premium	724,163	-
Amortization to date	(555,205)	(481,417)
Unamortized Premium Cost	1, 811,579	1,161,204
Current Portion	(176,586)	(151,649)
Long-Term Prepaid Expenses	$1,634,993	$1,009,555

11.	DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs, primarily bank fees and professional fees and expenses, associated with the term loan facility (note 12), incurred to June 30, 2007 were $3,468,350. These costs are being amortized on a straight line basis over the term of the facility to December 31, 2014. Amortization in the three month period to June 30, 2007 was $109,544.

12. LOANS PAYABLE

Term Loan Facility

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with Investec Bank (UK) Limited, dated March 30, 2007 and amended and restated on May 31, 2007, under which WMMI can borrow up to $105,000,000 in connection with the development of the Mesquite Mine. The facility is for a term of 7.75 years until December 31, 2014 and comprises a multiple-draw term loan of which $87,300,000 will be available as required for the development of the Mesquite Mine; the remainder will be available for up to 12 months after completion for corporate purposes.  The facility is secured by all of the assets of WMMI and a pledge of the shares of WMMI owned by the Company. In addition, until Completion, the facility will be guaranteed by the Company.

Interest on the term loan is charged at U.S. LIBOR plus 2.2% prior to completion and U.S. LIBOR plus 1.75% after completion.  Completion occurs upon the satisfaction of certain technical and financial criteria as defined in the credit agreement.  Repayment of the project facility will be on a semi-annual basis, commencing December 31, 2008. The first four semi-annual repayments will be based on 9.0%, 8.5%, 9.0% and 7.0%, respectively, of the loan outstanding at the end of the Availability Period. The following eight repayments will range from 5.5% to 7.25% of the loan outstanding, and the final repayment on December 31, 2014 will be 16.25% of the loan outstanding. In addition to the scheduled repayments, mandatory prepayments are required semi-annually based on excess cash flow from the Mesquite Mine. A commitment fee of 0.75% is payable on the undrawn balance of the facility.

The availability of funds under the term loan facility was subject to certain conditions precedent including WMMI entering into an acceptable gold hedging program. On June 14, 2007 the Company announced that all requirements needed to make the facility available for drawdown had been met and that it had executed flat forward sales contracts for 429,000 ounces of gold at a price of $801 per ounce. The hedging contracts represent a commitment of 5,500 ounces per month for 78 months commencing July 2008 with the last commitment deliverable in December 2014. The contracts were marked-to-market as at June 30, 2007 and a gain of $758,877 has been included as a reduction in other income (expense) for the period.

Romarco Minerals Inc.

On September 30, 2005, the Company entered into an Agreement and Plan of Merger and Reorganization (“the Merger Agreement”) with Romarco Minerals Inc. (“Romarco”), pursuant to which, if completed, the Company would be merged with Romarco. Pending completion of the Merger Agreement the Company obtained financing from Romarco by way of promissory notes, convertible into common stock at a price of $0.17. The notes were payable on demand and bore interest at a rate of 12%. As at December 31, 2005 the liability to Romarco in respect of principal and interest was $705,186. On February 13, 2006, the Company announced that it and Romarco had terminated the Merger Agreement and had entered into a Termination Agreement under which, amongst other things, the Company repaid all outstanding promissory notes payable to Romarco, totaling $728,257 including principal and interest.

Project Financing

As part of the acquisition of the Mesquite Mine, the Company entered into a credit facility agreement on November 5, 2003, with R.M.B. International, (Dublin) Limited (“RMB”), a Republic of Ireland corporation. This two-year credit facility agreement resulted in the Company receiving $6,000,000 for a mortgage, security, assignment, and financing agreement. Substantially all of the assets acquired in the Mesquite Mine were pledged and mortgaged under these agreements, as well as most of the Company’s other property. Interest was accrued on this credit facility at LIBOR plus 6% per annum, on a monthly basis. In January, April, July and October 2004, the Company made the first four quarterly payments of $750,000 plus interest leaving a balance of $3,000,000 to be paid in 2005. In January and April of 2005 the Company made two more quarterly payments leaving a balance of $1,500,000 to be paid in 2005. On August 2, 2005 the Company entered into a Supplemental Agreement with RMB under which RMB agreed that it would not demand the loan payment due July 31, 2005 until October 31, 2005. On November 3, 2005 the Company issued RMB 576,241 shares of common stock to extend the two remaining loan payments until April 26, 2006. The loan was paid in full with interest on February 12, 2006.

13.  RECLAMATION AND REMEDIATION LIABILITIES

Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities. The Company’s provisions for reclamation and remediation liabilities are based on known requirements. It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments. The Company’s estimate of the net present value of these obligations for the Mesquite mine is based upon existing reclamation standards at December 31, 2006 and is in conformity with SFAS No. 143. The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

The feasibility study completed in August 2006 estimated a mineral reserve for the Mesquite Mine of 1.23 million gold ounces of proven reserves and 1.13 million gold ounces of probable reserves and a project life of 13 years. In light of this information, the Company completed a review of the reclamation plan and the SFAS No. 143 reclamation and remediation liability as at September 1, 2006. The net present value of these obligations was revised to $4,893,690. The difference between this revised estimate and the accreted value up to August 31, 2006, was accounted for as a recovery of $1,459,859.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the period ended June 30, 2007 and the year ended December 31, 2006:

	June 30, 2007	December 31, 2006
Opening Balance	$4,805,473	$6,196,570
Accretion	168,588	269,568
Reclamation costs incurred	(148,416)	(200,805)
Reduction in the present value of obligations	-	(1,459,859)
Ending Balance	$4,825,645	$4,805,473

14.  PREFERRED SHARES

Following the reorganization effective June 29, 2007, the Company has no authorized class of preferred shares. Prior to the reorganization, Western Goldfields, Inc. had 25,000,000 shares, $0.01 par value per share, of preferred stock authorized of which nil were issued. As of December 31, 2006, there were nil shares issued and outstanding.

On December 31, 2004, the Company entered into a subscription agreement with RAB Special Situations, LLP (“RAB”), pursuant to which the Company issued and sold to RAB 1,000,000 shares of its Series “A-1” convertible preferred stock (“Series A Preferred”) and warrants to purchase up to 500,000 shares of its Series A Preferred stock, for an aggregate purchase price of $500,000.

The holders of Series A Preferred were entitled to receive dividends at a rate of 7.5% of the conversion price (as defined) per annum. The Company paid accrued dividends in the amount of $51,354 on conversion of the Series A Preferred on May 31, 2006.

The number of shares of Series A Preferred and the purchase price per share of Series A Preferred were subject to adjustment under certain circumstances, including upon the deemed issuance of additional shares of the Company’s common stock. On August 25, 2005, the Company issued an option to Romarco to purchase common shares at a price of $0.16 each, which constituted a deemed issuance. Accordingly the conversion price of the Series A Preferred was reduced to $0.16.

The warrants issued under the subscription agreement entitled the holder to purchase up to 500,000 shares of Series A Preferred, initially at an exercise price per share of $0.60. The warrants were exercisable for a period of two years at any time on or after December 31, 2004. Pursuant to the deemed issuance referred to above, the exercise price of the warrants was reduced to $0.19

On May 31, 2006, RAB converted its holding of 1,000,000 Series A Preferreds at a conversion price of $0.16 per share to acquire 3,125,000 shares of common stock and exercised its warrants at a conversion price of $0.19 each to acquire 1,562,500 shares of common stock. 275,736 of these shares were issued to RAB on August 11, 2006.

15. COMMON SHARES

Reclassification of Additional Paid In Capital

Pursuant to the reorganization effective June 29, 2007, the Company’s authorized share capital, as an Ontario corporation, comprises solely an unlimited number of common shares of no par value. Prior to the reorganization, the Company’s authorized common stock, as an Idaho corporation, was 500,000,000 common shares of $0.01 par value. The impact of the conversion from shares of $0.01 stated value to shares of no par value has been reflected in the financial statements on a retroactive basis. Accordingly, amounts at credit of the Additional Paid In Capital component of Shareholders’ Equity as at June 30, 2007 and December 31, 2006 have been reclassified as Common Stock.

Public Offering of Common Shares

During the first quarter of 2007, the Company issued 33,330,000 common shares at a price of $1.91 (Cdn. $2.25) under a prospectus supplement to the Company’s shelf prospectus dated October 27, 2006. Net proceeds to the Company, after estimated expenses of approximately $4,500,000, were approximately $59,200,000.

Other Issuances of Common Shares

On January 18, 2007, the Company announced that it was offering 1,950,000 common shares to certain of its shareholders at the same price as the above offering. This offering was made because certain shareholders of the Company’s predecessor, WGI Idaho, who owned shares of common stock issued prior to July 1, 1997 may have had preemptive rights to purchase shares to maintain their proportional stock ownership in the WGI Idaho; however, the Company believes there is uncertainty with respect to whether such rights existed. In light of this uncertainty and without admitting that such rights existed, in connection with the market offering, WGI Idaho provided holders of its common stock whose holdings could be traced back to common stock issued prior to July 1, 1997, the opportunity to purchase shares on the same terms as this offering. No shareholders responded to the offering which expired, unexercised, on February 14, 2007. No pre-emptive rights attach to the shares of WGI Ontario.

Under the terms of severance agreements dated October 21, 2005 with two former executives, the Company was obligated to issue an aggregate of 240,000 shares of common stock in the event of the completion of a feasibility study in respect of the Mesquite Mine. Completion of such a study was announced on August 9, 2006 at which date the closing price of the Company’s common shares was $2.28. The shares issuable in respect of this obligation were issued on October 25, 2006 and the cost of $547,200 was recorded as compensation expense.

On May 31, 2006 the Company issued 2,941,176 shares of common stock upon the conversion by RAB of its holding of 1,000,000 shares of Series A Preferred stock at an exercise price of $0.16. At the same date the Company issued 1,470,588 shares of common stock at a price of $0.19 per share for cash consideration of $300,000, upon the exercise by RAB of the warrants, originally to purchase 500,000 shares of common stock at $0.60. A further 275,736 common shares were issued to RAB in respect of these transactions on August 11, 2006.

On February 22, 2006, the Company issued 200,000 shares of common stock to the shareholders of Nevada Colca Gold Inc. (“Nevada Colca”) under the terms of an Asset Purchase Agreement dated January 24, 2006. The shares were valued at $120,000.

On February 13, 2006 the Company announced the closing of the initial $3,700,000 of a non-brokered private placement financing of $6,000,000. On February 20, 2006, the Company announced the closing of the balance of $2,300,000 of the private placement. The private placement was in respect of 20,000,000 units at a purchase price of $0.30 per unit. Each unit comprises one share of common stock and one half common stock purchase warrant. Each full common stock purchase warrant has an exercise price of $0.45 and a term of two years. The consideration for the units has been allocated $200,000 as to common stock, $3,812,000 as to additional paid in capital, and $1,988,000 as to warrants.

On January 2, 2006, the Company issued 37,500 shares of common stock to Mountain Gold Exploration Inc. and 37,500 shares of common stock to IW Exploration Co. for work commitments required under the terms of a mineral lease. The shares were valued at $16,500.

During the year ended December 31, 2006, the Company issued 12,647,325 shares of common stock for cash consideration of $11,533,810 upon the exercise of 11,421,310 warrants to purchase common shares at $1.00 each, 250,000 warrants to purchase common shares at $0.45 each, and upon the cashless exercise of a further 2,501,138 warrants.

During the six months ended June 30, 2006, the Company issued 3,350,250 shares of common stock for cash consideration of $3,350,250 upon the exercise of 3,350,250 warrants to purchase common shares at $1.00 each.

In addition, from time to time the Company has issued shares of common stock in satisfaction of obligations. Such issuances were made by reference to the closing price of the share on the date of issuance.

16.  STOCK OPTIONS AND WARRANTS

The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation. Some options and warrants may be exercised by means of a “cash-less exercise” to receive a number of shares of common stock equal in market value to the difference between the market value of the shares of common stock issuable under the option or warrant and the total cash exercise price of the option or warrant being exercised.

Options

During the six months ended June 30, 2007, 1,145,282 options were exercised for cash proceeds of $500,983. Of these options exercised, 150,000 were exercised under the cashless method requiring a corresponding reduction in the amount of common stock issued in relationship to its cash value at the time the options were exercised.

On June 29, 2007, the Company issued 50,000 options to an employee with an exercise price of $2.46 per share. The options vest in three equal annual installments beginning on June 29, 2007, and were fair valued at $101,500.

On April 4, 2007, the Company issued 655,000 options to employees with an exercise price of $1.96 per share. The options vest in three equal annual installments beginning on April 4, 2007 and were fair valued at $1,074,200.

On August 9, 2006, the Company issued 475,000 options to employees, with an exercise price of $2.28 per share. The options vest in three equal annual installments beginning on August 9, 2006. The options were fair valued at $931,950.

On June 14, 2006, the Company issued 500,000 options to an officer, with an exercise price of $2.03 per share. The options vest in three equal annual installments beginning on June 14, 2006. The options were fair valued at $884,000.

On April 13, 2006, the Company issued 320,000 options to consultants, with an exercise price of $0.93 per share. The options vest in three equal installments beginning on June 14, 2006 and thereafter on April 13, 2007 and 2008. The options were fair valued at $252,800.

On February 13, 2006, the Company issued 7,600,000 options to certain directors, officers and employees, with an exercise price of $0.34. The options vest in three equal installments beginning on June 14, 2006 and thereafter on February 13, 2007 and 2008. The options were fair valued at $2,500,400.

   771,650 options expired and 1,135,000 options were exercised at an average price of $0.56 for proceeds of $632,750 during the year ended December 31, 2006.

The following is a summary of stock option activity for the six month period ended June 30, 2007 and the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance January 1, 2006	6,672,900	$0.69
Granted	8,895,000	$0.56
Exercised / Expired	(1,906,650)	0.66
Outstanding at December 31, 2006	13,661,250	$0.61
Exercisable at December 31, 2006	7,697,922	$0.64

Weighted average fair value of options as of December 31, 2006			$0.43

Balance January 1, 2007	13,661,250	$0.61
Granted	705,000	$2.00
Exercised / Expired	(1,145,282)	$0.52
Outstanding at June 30, 2007	13,220,968	$0.68
Exercisable at June 30, 2007	10,264,588	$0.64
Weighted average fair value of options as of June 30, 2007			$0.43

Warrants

On February 14, 2006, the Company issued 10,000,000 warrants as part of a private placement of 20,000,000 units. Each unit consisted of one share of common stock and one half of one warrant to purchase one share of common stock, exercisable at $0.45 per share. In addition, on February 18, 2006, the Company issued 1,000,000 warrants to a consulting firm at an exercise price of $0.30 per share.

The following is a summary of warrant activity for the six month period ended June 30, 2007 and the year ended December 31, 2006:

	6 Months Ended June 30, 2007	Year ended December 31, 2006
Balance, start of period	17,054,232	22,302,849
Issued	-	11,000,000
Cancelled / Expired	-	(2,076,169)
Exercised	(4,339,719)	(14,172,448)
Balance, end of period	12,714,513	17,054,232

Warrants outstanding to acquire common shares of the Company at June 30, 2007 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date

5,433,333	0.45	February 13, 2008
1,000,000	0.30	February 17, 2008	(1)
225,000	0.60	February 23, 2010
6,056,180	0.76	(2)
12,714,513

(1)	Issued to Metalmark Management LLC in respect of services rendered in connection with private placement dated February 14, 2006

(2)
Newmont Mining Corporation received warrants as part of the purchase price for Mesquite in November 2003. Under the anti-dilution provisions of the warrants, the exercise price was reduced from $1.00 to $0.76 upon the issuance of common shares and warrants by way of private placement on February 13, 2006. The warrants expire between June 9, 2011 and June 9, 2012

17. RELATED PARTY TRANSACTIONS

During June 2007, prior to the reorganization and change of domicile of the Company effective June 29, 2007, Canadian resident officers and directors exercised warrants to purchase common shares of the Company’s stock at a price of $0.45 per share as follows:

•	Rockcliff Group Limited, a corporation of which our Chairman of the Board, Randall Oliphant, is the sole shareholder, Chairman and Chief Executive Officer - 1,250,000 warrants

•	TerraNova Partners L.P., a limited partnership of which our Director, Vahan Kololian, is the founder and managing partner - 416,667 warrants

•	Brian Penny, our Chief Financial Officer - 166,667 warrants

•	Sandra Meddick-Ruth, the wife of our Director, Gerald Ruth - 250,000 warrants

•	Muriel A. Ruth, the mother of our Director, Gerald Ruth - 66,667 warrants

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (an Ontario corporation) (“Silver Bear”) under which a portion of Silver Bear’s office overhead is charged to the Company on the basis of the expected time commitment of the staff involved. The Company is related to Silver Bear because certain senior executives and directors of Silver Bear also serve as senior executives and directors of the Company. During the six and three month periods ended June 30, 2007 overhead costs of $118,228 and $61,285, respectively (2006 - $114,136 and 61,154), were charged to the Company under this agreement. As at June 30, 2007 and December 31, 2006, $25,387 and $20,249, respectively, was payable to Silver Bear.

On February 22, 2006, the Company issued 200,000 shares of common stock to the shareholders of Nevada Colca pursuant to an Asset Purchase Agreement dated January 24, 2006. The Company thereby acquired certain assets comprising office equipment, property files, an environmental bond and cash for consideration of $120,000. Lawrence O’Connor, who at the time was the Company’s Vice President - Operations, also served as President of Nevada Colca.

In February 2006, the Company sold 20,000,000 units at the purchase price of $0.30 per unit to 28 accredited investors for an aggregate sales price of $6,000,000. Each unit consisted of one share of our common stock and one half of one warrant to purchase one share of our common stock, exercisable at $0.45 per share (the “February Private Placement”). The warrants became exercisable upon approval by our shareholders of an amendment to our articles of incorporation increasing the number of our authorized shares of common stock to a number in excess of 115,000,000. Each of the following officers and directors invested in the February Private Placement:

•
Rockcliff Group Limited, a corporation of which our Chairman of the Board, Randall Oliphant, is the sole shareholder, Chairman and Chief Executive Officer, purchased 2,500,000 units for an aggregate purchase price of $750,000;

•	Martyn Konig, our Director, purchased 333,333 units for an aggregate purchase price of $100,000;

•	TerraNova Partners L.P., a limited partnership of which our Director, Vahan Kololian, is the founder and managing partner, purchased 833,334 units for an aggregate purchase price of $250,000;

•	Raymond Threlkeld, our Chief Executive Officer, purchased 333,334 units for an aggregate purchase price of $100,000;

•	Brian Penny, our Chief Financial Officer, purchased 333,333 units for an aggregate purchase price of $100,000;

•	Sandra-Meddick-Ruth, the wife of our Director, Gerald Ruth, purchased 500,000 units for an aggregate purchase price of $150,000; and

•	Muriel A. Ruth, the mother of our Director, Gerald Ruth, purchased 133,334 units for an aggregate purchase price of $40,000.

On January 3, 2006, the Company issued 37,500 shares to Mountain Gold Exploration, Inc. (“Mountain Gold”) in settlement of an amount due under an exploration and mining lease agreement (the “Lease Agreement”). Thomas Callicrate, who prior to January 3, 2006 was the Company’s Vice President of Exploration and a Director, and was the President, Secretary and Treasurer of Mountain Gold.

18. COMMITMENTS AND CONTINGENCIES

Mining Industry

The Company is engaged in the exploration and development of mineral properties and in August 2006 completed a feasibility study establishing proven and probable reserves at the Mesquite Mine.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Contract with the County Sanitation District of Los Angeles

During its ownership of the Mesquite Mine, Hanson Natural Resources, a prior operator of the mine, entered into an agreement with the County Sanitation District of Los Angeles County, which then developed and permitted a plan to create a 100 year landfill at the Mesquite Mine that when completed is expected to be the largest residential waste disposal in the United States.

Waste is expected to be dumped on lined pads on the pediment commencing in an area to the southwest of the Mesquite pits, ultimately including the southern sections of the leach pads. The waste dumps can utilize much of the material mined at Mesquite as liner and seal. Each cell of the landfill is expected to be sealed as it is completed.

Under the agreement with the County Sanitation District of Los Angeles County, the Company has the right to explore, mine, extract, process, market and sell ore, and otherwise conduct mining and processing activities, anywhere on the property for an initial period through 2024 with automatic extensions until 2078. Much of the infrastructure at the property is likely to be retained by the landfill after mining operations are completed and the Company has met certain reclamation standards. Construction operations are now underway and landfill operations are expected to begin in 2008.

Mesquite Expansion

The Company has planned spending of $73,300,000 and has made purchase commitments of approximately $70,600,000 in respect of the mining fleet and ancillary mining equipment required for resumption and expansion of mining operations at the Mesquite Mine. Of this total, equipment to a value of approximately $37,600,000 had been delivered as at June 30, 2007.

In addition, the Company has planned capital spending of approximately $37,600,000 on other aspects of the mine expansion program. Of this amount, approximately $5,900,000 had been spent as at June 30, 2007.

19.  SUBSEQUENT EVENTS

Accession to Term Loan Facility Agreement

The Company’s place of incorporation was changed from Idaho, USA, to Ontario, Canada, and its name was changed from Western Goldfields, Inc. to Western Goldfields Inc. as a result of an agreement and plan of merger dated June 29, 2007.

Pursuant to this reorganization, in July 2007, the Company entered into a Deed of Accession with the Agent, the Security Trustee, the Banks and Hedging Banks that are parties to the Term Loan Facility, under which the Company acceded to the Credit Agreement and Intercreditor Deed relating to the Term Loan Facility. The Company thereby assumed as Guarantor the obligations previously undertaken by Western Goldfields (USA) Inc. (formerly Western Goldfields, Inc.) in relation to amounts owing under the Term Loan Facility by Western Mesquite Mines, Inc.

Drawdown Under Term Loan Facility

Subsequent to submission of a drawdown notice in the amount of $20,447,241 submitted to Investec Bank (UK) Limited on July 16, 2007, the Company, through its wholly owned subsidiary, Western Mesquite Mines, Inc., received these funds on July 18, 2007. This represents the first advance under the $87,300,000 portion of the Term Loan Facility available for development of Mesquite Mine.

Holly Gold Property

The Company was a lessee under a mining lease dated October 20, 2004 with Mountain Gold Exploration Inc. / IW Exploration Co. (“the Claim Owners”). On June 19, 2006, the Company assigned its leasehold interest to Dome Copper, Inc. (“Dome”) and Dome assumed all of the Company’s obligations and liabilities under the lease. Dome thereafter apparently failed to perform its obligations under the lease. The Claim Owners then alleged that the Company failed to follow required procedures in assigning the lease, that the assignment was null and void, and that the Company was therefore responsible for the obligations not met by Dome.

On July 9, 2007, the Company and the other parties to this dispute, without admitting fault and at no cost to the Company, entered into a Settlement Agreement for the purpose of resolving all disputes concerning the lease and the Holly Gold Property. The Company has provided a quitclaim deed and has released all geologic data pertaining to the Holly Gold Property to the other parties.

Grant of Options

On July 31, 2007, the Company issued 200,000 options to a director and 195,000 options to two new employees. The price of the options is to be based on the closing price in Canadian dollars of the Company’s shares on August 2, 2007. The options vest in three equal annual installments beginning on August 2, 2007. The fair value of the options has yet to be determined.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in dollars, except per share amounts)

 The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Western Goldfields Inc. and its subsidiaries and including its predecessor, Western Goldfields, Inc. (collectively “Western Goldfields” or the “Company”). This item should be read in conjunction with our unaudited consolidated financial statements and the notes thereto. The information is presented as of July 31, 2007. All amounts in this discussion are expressed in U.S. dollars, unless otherwise specified.

Overview

We are an independent precious metals production and exploration company with operations focused in North America. Our principal asset is the Mesquite Mine (“Mesquite” or “the Mine”) which we acquired from Newmont Mining Corporation (“Newmont”) in November 2003. Mesquite has provided us with residual gold production from ore that was placed on the heap leach pads by Newmont and previous owners of the property. We completed a positive feasibility study in August 2006 and subsequent equity and debt financings which have enabled us to resume mining operations at Mesquite. We are fully permitted and fully funded and we plan on gold production of 160,000 - 170,000 ounces of gold annually. Western Goldfields Inc. is listed on the Toronto Stock Exchange and trades under the symbol WGI, and is quoted on the OTCBB under the symbol WGDFF.OB.

Overall Performance

During the six months ended June 30, 2007 (“2007 YTD”) we made significant progress towards our goal of resuming mining operations and achieving commercial production at the Mesquite Mine. We recently announced that commercial production at the Mine was being accelerated by three months to January 2008. We completed an equity financing and arranged a term loan facility to finance the project; we are executing a major capital expenditure and construction program; we have built a strong management team and have hired many of the skilled personnel for resumed mining operations, and we have increased the proven and probable reserves at Mesquite. These activities have been carried out on time and within budget against a background of sustained strength in the mining sector, with resultant cost pressures and demands for skilled personnel.

New Term Loan Facility and Hedging Program

On March 30, 2007 our wholly-owned subsidiary, Western Mesquite Mines, Inc., entered into a new term loan facility with Investec Bank (UK) Limited for $105.0 million. The agreement was amended and restated effective May 31, 2007. The facility comprises multiple-draw loans maturing December 31, 2014, of which $87.3 million will be available to be drawn down as required for the development of the Mesquite Mine, and the remainder will be available for up to 12 months after completion for other corporate purposes. Achieving completion will require the satisfaction of financial and technical criteria and is expected to occur in the second half of 2008. Repayment of the facility will be on a semi-annual basis, commencing approximately six months after completion with mandatory prepayments being made from excess cash flow. Interest on each advance will be charged at U.S. LIBOR plus 2.2% up to completion and at U.S. LIBOR plus 1.75% after completion. This agreement, in conjunction with the equity financing in January and February 2007, completes the financing requirements for Mesquite.

In connection with the term loan facility, on June 14, 2007 we announced that we had executed flat forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. The Hedging Contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce between 160,000 and 170,000 ounces annually during the term of the Hedging Contracts, of which 66,000 will be covered by the Hedging Contracts, leaving approximately 100,000 ounces annually leveraged to the price of gold.

On June 14, 2007 we also announced that we had satisfied or had received a waiver on all conditions precedent to the availability of the term loan facility, and on July 18, 2007 we received approximately $20.4 million as the first advance under the $87.3 million portion of the Term Loan Facility available for development of Mesquite Mine.

Capital Program - Mining Equipment Fleet and Construction Activity

In November 2006 the original estimated cost for our pre-production capital program was $97.9 million. Since that time we have gone through an exacting evaluation of competitive bids, with particular stress on operating costs and compliance with California emissions standards in respect of the mining equipment fleet. Our latest forecast is for pre-production spending of approximately $108.6 million. The additional costs primarily reflect our decision to accelerate the acquisition of three haul trucks valued at $7.8 million that were originally included in our 2008 production phase capital program. This step was taken to accommodate a supplier’s production schedule and to ensure that the three units were available in early 2008.

With the accelerated acquisition of the three haul trucks, total planned spending on the mining fleet is now $73.3 million, of which approximately $37.6 million had been spent to June 30, 2007. The major components of the mining fleet and their approximate cost, including all relevant taxes, are as follows: 14 haul trucks - $36.5 million; 2 shovels - $16.5 million; 1 front-end loader - $4.3 million; other mobile and ancillary equipment, including drills, bull-dozers, graders and water trucks - $14.3 million. Payment terms vary; generally, payment is 10 days after commissioning, but in the case of the haul trucks, 80% is due on shipment and 20 % on completion of commissioning. We are in on-going contact with our suppliers to ensure that production is progressing as planned and that the balance of the fleet will be delivered according to schedule with a view to our placing new ore on the leach pads during the fourth quarter of 2007 and achieving commercial production by January 2008.

Orders for the majority of the mining equipment fleet were placed in November 2006. Two 45 cubic yard hydraulic shovels and three of the fourteen 205 ton haul trucks on order were operational at June 30, 2007. We expect delivery of all major items to be complete by the end of December 2007.

In addition to the mining fleet, we are planning on spending approximately $35.3 million on other plant and infrastructure upgrades and expansion projects at Mesquite, of which approximately $6.3 million has been spent to June 30, 2007. We plan on spending a further approximately $25.3 million during 2007 with an additional $3.7 million carried over into 2008. The major aspects of this program are the leach pad expansion, retrofit of the process plant, and construction of a truck repair shop, warehouse and mine operations administrative office. We have worked closely with several environmental agencies and local authorities to ensure that all required building and expansion permits were received on a timely basis. During the second quarter we put in place an enhanced bonding and insurance program in respect of reclamation, remediation and pollution exposures arising out of our expanded operations.

On the basis of progress in the construction program, in June 2007 we announced that we were accelerating the start of gold production at Mesquite to January 2008, three months ahead of the original schedule.

Increase in Reserves

On March 26, 2007 we announced that we had increased Proven and Probable reserves at Mesquite from 2.36 million ounces of gold to 2.77 million ounces and that measured and indicated reserves had increased from 3.61 million ounces of gold to 3.87 million ounces. Approximately 50% of the increase is attributable to assay results from a drilling program of 27 holes at the Brownie Hill area of the mine which converted inferred oxide resources to Proven and Probable reserves, and the remaining 50% is attributable to an increase in the reserve gold price assumption from $450 to $500 per ounce. Since that estimate, assay results have been received which confirm the estimated grades and thickness of the Brownie Hill resource estimate and suggest the potential for further resource increases.

Feasibility Study

In August, 2006 we announced the completion of the Mesquite feasibility study, which estimated proven and probable reserves of 2.36 million ounces of gold. On the basis of these positive results, we have been aggressively putting in place appropriate equity and debt financing to support a major capital spending program and the other costs associated with our planned resumption of mining operations in January 2008. In January and February of 2007 we completed a common share equity financing, including an underwriter’s over-allotment option, which provided us with net proceeds of approximately $59.2 million.

Over the past year and a half, we have built a strong management team to resume active mining operations at Mesquite. We have made significant progress in recruiting, hiring and training the skilled workforce required for our expanded operations; these efforts will continue over the next several months as we move towards full production.

Corporate Reorganization

On June 19, 2007 the shareholders of the Company’s predecessor, Western Goldfields, Inc.. an Idaho corporation (“WGI Idaho”), approved an agreement and plan of merger which became effective June 29, 2007 whereby the Company’s place of incorporation was changed from Idaho, USA to Ontario, Canada, and its name was changed from Western Goldfields, Inc. to Western Goldfields Inc. (or “WGI Ontario”) The reorganization allows us to take advantage of financial and other business opportunities that would not be available under our previous corporate structure, including: being able to complete transactions requiring shareholder approval more quickly, which would facilitate our corporate strategy of growth through acquisition; as a Canadian mining company, having a higher profile in the Canadian markets, as we will now be considered a “mid-cap” company and, as a Canadian mining company, we may be a more attractive investment to a wider range of Canadian investors, while still being able to access U.S. capital markets. In this Management Discussion and Analysis the term “the Company” refers to WGI Ontario and its predecessor WGI Idaho

On completion of the reorganization, the common shares in Western Goldfields, Inc. (the predecessor Idaho corporation) automatically became an equal number of common shares of no par value in Western Goldfields Inc. (the successor Ontario corporation) and the economic ownership of shareholders in the new company remained unchanged. The accounting for the reorganization has been treated as a reorganization of entities under common control which has not resulted in any changes in the consolidated carrying amounts of assets, liabilities and shareholders’ equity.

The Company’s four wholly owned subsidiaries are now: Western Goldfields USA Inc. (a holding company), Western Goldfields (Canada) Inc. (a management company), Western Mesquite Mines, Inc. (an operating company), and Calumet Mining Company (an exploration company).

Selected Financial Information (all tabular information in $000s unless otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cash flows from financing activities	(960)	3,599	60,658	7,394
Cash flows for investing activities	(27,752)	(146)	(33,467)	(388)

	June 30, 2007	December 31, 2006
Cash	18,750	5,503
Restricted cash	7,500	-
Working capital	11,527	4,549
Property, plant and equipment, net of depreciation	41,862	4,328
Construction in progress	7,963	2,881
Shareholders’ equity	71,026	14,879

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues from gold sales	1,547	2,104	2,779	4,879

Gross profit (loss)	(2,355)	(569)	(3,752)	(829)
Mark-to-market of forward sales	759	-	759	-
Net loss	(4,006)	(2,609)	(6,641)	(6,428)
Net loss to common shareholders	(4,006)	(2,614)	(6,641)	(6,445)

Net loss per common share, basic and diluted	$0.04	$0.04	$0.06	$0.11

Gold ounces produced	2,304	3,412	4,240	7,864
Gold ounces sold	2,350	2,275	4,225	8,375
Average price received per ounce	$658	$624	$658	$583
Cost of sales per ounce(i)	$1,500	$693	$1,368	$604

(i)	Cost of sales include mine cost of sales less non-cash depreciation, amortization and accretion.

Consolidated Financial Results / Overall Performance (in $000s)

The Company’s net loss to common shareholders for the six months ended June 30, 2007 (“2007 YTD”) was $6.6 million, or $0.06 per share, compared with $6.4 million, or $0.11 per share, for the six months ended June 30, 2006 (“2006 YTD”).

Results for 2007 YTD, as compared with 2006 YTD, were negatively impacted by the 50% reduction in gold ounces sold from 8,375 ounces to 4,225 ounces. With no new material being placed on the leach pads, it has become increasingly difficult to extract the residual gold and maintain the solution grades coming from the leach pads. This lower production was partially offset by the 13% increase in the average selling price per ounce from $583 to $658, reflecting the continuation of relatively strong pricing in world markets. Cost of sales per ounce for 2007 YTD, adjusted for non-cash expenses, was $1,368, as compared with $604 per ounce in 2006 YTD. This reflects the high fixed cost component in cost of goods sold and the increase in mine staffing as we prepare to go back into production.

Other operating expenses for 2007 YTD were $4.5 million compared with $4.7 million in 2006 YTD. General and administrative expenses of $2.2 million were virtually unchanged from the previous year and non-cash stock based compensation for 2007 YTD of $1.2 million was significantly lower than the $1.8 million expense the previous year. The higher expense in 2006 YTD primarily reflects grants of options to our new management team in early 2006.

Other income (expense) for 2007 YTD compared with 2006 YTD was favourably impacted by an increase in interest income from $0.2 million to $1.0 million. The equity financing in January - February 2007 generated net proceeds of approximately $59.3 million; much of this cash was still available into June 2007 before large payments were required under our capital expenditure program. In addition, at June 30, 2007, we recorded a gain of $0.8 million relating to the mark-to-market of the forward gold sales contracts which are required under the hedging conditions of our term loan facility. Since we have not designated these contracts as cash flow hedges, the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market of these contracts is being immediately reflected on our income statement. In June 2007, we executed flat forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. The Hedging Contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce between 160,000 and 170,000 ounces annually during the term of the Hedging Contracts, of which 66,000 will be covered by the Hedging Contracts, leaving approximately 100,000 ounces annually leveraged to the price of gold.

Results for 2006 YTD were impacted by “one time” costs of $1.2 million relating to termination of a proposed merger agreement with Romarco Minerals Inc.

For the past several quarters we have been implementing various strategies to extend the productive life of the leach pads. However, with no new material having been placed on the leach pads for the past several years, we are seeing a steady reduction in the gold ounces produced. In 2007 YTD production was 4,240 compared with 7,864 in 2006 YTD. During the third quarter of 2006 we concluded that it was no longer economic to continue leaching the Vista pad. Closure operations for this location were completed in February 2007; formal approval of closure of the site and reclassification of the waste material was recently received from the California Regional Water Quality Board. Under the terms of our bonding arrangement with AIG, costs of closure are reimbursable. We have recovered costs of $0.3 million in respect of closure expenditures.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Gold sales revenue	1,547	2,104	2,779	4,879
Average price realized per ounce	$658	$624	$658	$583
Increase (Decrease) in revenues	(558)	(1,036)	(2,100)	(819)
Change in revenues attributable to ounces sold	(639)	(1,771)	(2,417)	(2,311)
Change attributable to average selling price	80	736	318	1,492

Revenues from gold sales for 2007 YTD decreased by $2.1 million or 43% compared to 2006 YTD as the effect of lower ounces sold significantly outweighed the positive impact of higher selling prices.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of sales	3,902	2,673	6,531	5,708
Increase (Decrease)	1,229	(542)	823	(208)
Gross loss %	152%	35%	135%	27%
Increase (decrease) in gross loss %	117%		108%

Cost of sales for 2007 YTD increased by $0.8 million or 14% compared to 2006 YTD. The incease results primarily from higher mine operating costs, reflecting increases in fuel, chemicals, power and payroll costs. Mine site administration cost have also increased as we build up staff to handle the construction program and resumed production. 2007 YTD was little impacted by costs relating to changes in gold in-process inventory levels, whereas this had a significant impact in 2006 YTD.

A comparison of the major components of cost of sales is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Mine operating costs	2,662	1,892	4,569	3,872
Mine site administration	682	349	1,113	677
Amortization and accretion	377	335	752	647
Royalties	59	80	104	183
Inventory adjustment	115	9	(19)	312

Other operating expenses for 2007 YTD decreased by $0.1 million or 3% compared to 2006 YTD. A decrease in non-cash stock based compensation was offset by an increase in exploration spending relating to the Brownie Hill drilling program at Mesquite.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
General and administrative	1,138	1,106	2,222	2,176
Stock based compensation	820	730	1,289	1,770
Exploration - Mesquite	749	272	1,032	711

Other income (expense) for 2007 YTD was positive $1.7 million compared with negative $0.9 million the previous year. Interest income for 2007 YTD was $1.0 million compared with $0.2 million the previous year. The increase relates primarily to cash on deposit after the equity issue in January - February 2007. In addition, in 2007 YTD we recorded a gain of $0.8 million relating to the mark-to-market of our forward gold sales contracts, and a gain on foreign exchange of $0.2 million, primarily relating to our holding part of the proceeds of the equity issue in Canadian dollars during a period when that currency was appreciating in terms of US dollars. During 2007 YTD, we provided for agency and commitment fees of $0.2 million and amortized deferred debt issuance costs of $0.1 million in connection with the term credit facility that became effective March 30, 2007. The most significant item of cost in Q1/06 was the $1.2 million required to terminate the Romarco merger proposal.

  A comparison of the major items included in other income (expense) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income	525	86	1,042	179
Agency and commitment fees	(241)	-	(241)	-
Amortization of deferred debt issuance costs	(110)	-	(110)	-
Gain on mark-to-market of gold hedging contracts	759	-	759	-
Gain on foreign exchange	124	-	205	-
Expenses of Romarco merger termination	-	-	-	(1,225)

Results of Operations

Six Months Ended June 30, 2007 (“2007 YTD”) Compared to Six Months Ended March 31, 2006 (“Q1/06”).

As anticipated in view of the declining productive capacity of the leach pads, poured gold production for 2007 YTD was 4,240 ounces compared with 7,864 ounces in 2006 YTD. Gold sales for the period were 4,225 ounces at an average selling price of $658 per ounce for revenues of $2.8 million compared with 8,375 ounces at an average selling price of $582 per ounce for revenues of $4.9 million in the previous year.

Mine operating costs for 2007 YTD were $4.6 million compared to $3.9 million for 2006 YTD. Although we have implemented various cost reduction strategies to offset the impact of the diminishing productive capacity of the leach pads, cost savings have been largely offset by higher power rates, increased costs of chemicals and increases in engineering department labour and use of consultants. Mine site administration costs for 2007 YTD were $1.1 million compared with $0.7 million in 2006 YTD, reflecting increases in staffing and relocation costs as we prepare for resumption of mining operations. Lower royalty expenses in 2007 YTD compared with 2006 YTD reflect lower gold ounces sold. A small cost recovery associated with the change in metal-in-process inventories was recorded in 2007 YTD, compared with a charge of $0.3 million in 2006 YTD. Work in process inventories increased only slightly to 460 ounces at June, 2007 from 441 ounces at December 31, 2006. The foregoing factors resulted in a gross loss of $3.7 million for 2007 YTD compared with $0.8 million in 2006 YTD.

General and administrative expense of $2.2 million in 2007 YTD was consistent with expense in 2006 YTD. However, costs in early 2006 included significant one-time expenses such as costs associated with the proposed Romarco merger, severance costs and costs of transitioning to the new management team. Costs in 2007 YTD reflect the increasing scope of corporate activities with emphasis on financing initiatives, investor relations, technical support for Mesquite operations and other strategic initiatives.

Stock based compensation represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The decrease in expense to $1.3 million in 2007 YTD from $1.8 million in 2006 YTD relates to the high initial amortization of options granted to the new management team in February of 2006 and their ongoing amortization thereafter.

Exploration activities at Mesquite during 2007 YTD were $1.0 million and relate primarily to a drilling program to delineate a deep sulphide ore deposit not previously included in the calculation of our reserves and resources at Mesquite. Costs of $0.7 million in 2006 YTD relate primarily to the completion of the Mesquite feasibility study. In addition to the drilling costs expensed in 2007 YTD, we have capitalized development drilling costs of $1.6 million at the Brownie Hill zone. The Brownie Hill program resulted in proven and probable reserves being increased from 2.36 million gold ounces to 2.77 million ounces, and measured and indicated resources (inclusive of mineral reserves) being increased from 3.61 million ounces to 3.87 million ounces.

Other income for 2007 YTD was $1.7 million compared to $0.9 million of other expense in 2006 YTD. We earned $1.0 million on our surplus cash in 2007 YTD which was increased significantly by the equity issue in January and February. The term credit facility that was put in place effective March 30, 2007 gave rise to agency and commitment fees of $0.2 million, that have been expensed in 2007 YTD, and deferred debt issuance costs of $3.1 million, of which $0.1 million has been amortized in 2007 YTD. In addition, at June 30, 2007, we recorded a gain of $0.8 million relating to the mark-to-market of our forward gold sales contracts, and recorded an exchange gain of $0.2 million through retaining a portion of the proceeds of our equity issue in Canadian dollars. The most significant item of cost in Q1/06 was our payment of a termination fee of $1.0 million and expense reimbursement costs of $0.2 million on termination of the proposed merger agreement between us and Romarco.

The above were the major factors in our reporting a net loss to common shareholders for 2007 YTD of $6.6 million or $0.06 per share, compared with a net loss of $6.4 million or $0.11 per share in 2006 YTD.

Three Months Ended June 30, 2007 (“Q2/07”) Compared to Three Months Ended June 30, 2006 (“Q2/06”).

Poured gold production for Q2/07 was 2,304 ounces compared with 3,412 ounces in Q2/06. Gold sales for Q2/07 were 2,350 ounces at an average selling price of $658 per ounce for revenues of $1.5 million compared with 3,375 ounces at an average selling price of $624 per ounce for revenues of $2.1 million in Q2/06.

Mine operating costs for Q2/07 were $2.7 million compared to $1.9 million for Q2/06. The same cost pressures as referred to in 2007 YTD impact this cost segment in Q2/07. Mine site administration costs for Q2/07 were $0.7 million compared with $0.3 million in Q2/06 as a result of staff increases and relocation costs. A charge of $0.1 million associated with the change in metal-in-process inventories was recorded in Q2/07. Work in process inventories decreased from 630 ounces at March 31, 2007 to 460 ounces at June 30, 2007. The foregoing factors resulted in a gross loss of $2.4 million for Q2/07 compared with $0.6 million in Q2/06.

In other operating expenses for Q2/07, general and administrative expense of $1.1 million in Q2/07 was consistent with expense in Q1/06 although the components were different as discussed above. Stock-based compensation for Q2/07 was $0.8 million compared with $0.7 million in Q2/06. The current year charge includes high front-end amortization of options granted to management hires during the quarter. Exploration activities at Mesquite during Q2/07 were $0.7 million and relate to the sulphide drilling program. Costs in Q2/06 relate primarily to the completion of the Mesquite feasibility study. In addition to the drilling costs expensed in Q2/07, we capitalized development drilling costs of $0.3 million at the Brownie Hill zone.

Other income (expense) for Q2/07 was $1.1 million compared to $0.1 million in Q2/06. We earned $0.5 million on the significant cash balances on hand early in the quarter before we started making heavy payments in respect of the capital spending program. In addition, at June 30, 2007, we recorded a gain of $0.8 million relating to the mark-to-market of the forward gold sales contract. We also recorded an exchange gain of $0.1 million through maintaining some of our cash reserves in Canadian dollars.

The above were the major factors in our reporting a net loss to common shareholders for Q2/07 of $4.0 million or $0.04 per share, compared with a net loss of $2.6 million or $0.04 per share in Q2/06.

Liquidity and Capital Resources

Based on our feasibility study and subsequent projections, we require significant funding to sustain our operations and complete our capital program until we start to generate free cash flow in April 2008. For the past several months we have been addressing these capital needs and have been successful in raising fresh equity of approximately $59.2 million and establishing a credit facility of $105.0 million.

At June 30, 2007 our available cash balance was $18.8 million, we had $7.5 million in restricted cash, and our working capital was $11.5 million. In addition, we had unutilized credit facilities of $105.0 million of which $87.3 million is available for the Mesquite Expansion project and $17.7 million is available for general corporate purposes. This represents a significant improvement in our financial position since December 31, 2006 when we reported cash of $5.5 million and working capital of $4.6 million.

The improved liquidity reflects the issue during the first quarter of 2007 of 33,330,000 common shares under a prospectus supplement to our shelf prospectus dated October 27, 2006 for net proceeds of $59.2 million.

On March 30, 2007 WMMI entered into a new term loan facility with Investec Bank (UK) Limited for $105.0 million. The facility comprises multiple-draw loans maturing December 31, 2014, of which $87.3 million will be available to be drawn down as required for the development of the Mesquite Mine, and the remainder will be available for up to 12 months after completion for other corporate purposes. Achieving completion will require the satisfaction of financial and technical criteria and is expected to occur in the second half of 2008. Repayment of the facility will be on a semi-annual basis, commencing approximately six months after completion with mandatory prepayments being made from excess cash flow. Interest on each advance will be charged at U.S. LIBOR plus 2.2% up to completion and at U.S. LIBOR plus 1.75% after completion. Initial availability of funds was subject to certain conditions, including WMMI entering into an acceptable gold hedging program with certain lenders under the term loan facility, the resolution of certain ancillary agreements and the delivery of usual and customary closing documents, opinions and certificates. This agreement, in conjunction with the earlier equity financing, completes the financing requirements for Mesquite.

In connection with the term loan facility, on June 14, 2007 we announced that we had executed flat forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. The Hedging Contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce between 160,000 and 170,000 ounces annually during the term of the Hedging Contracts, of which 66,000 will be covered by the Hedging Contracts, leaving approximately 100,000 ounces annually leveraged to the price of gold.

On June 14, 2007 we also announced that we had satisfied or had received a waiver on all conditions precedent to the availability of the term loan facility, and on July 18, 2007 we received $20.4 million, representing the first advance under the $87.3 million portion of the Term Loan Facility available for development of Mesquite Mine.

During 2007 YTD our liquidity was also improved through the conversion of warrants and the exercise of stock options, for proceeds of $2.3 million.

Cash required for operating activities in 2007 YTD was $13.9 million compared with $3.3 million in 2006 YTD. The cash requirement was significantly impacted by the net loss of $6.6 million but this was partially offset by non-cash expense items such as: depreciation and accretion expense of $0.8 million, amortization of deferred debt issuance costs of $0.1 million and stock-based compensation of $1.3 million. The mark-to-market of contracts for forward sale of gold, being a non-cash item, gave rise to a negative adjustment of $0.8 million to cash flow from operating activities in 2007 YTD. A change in the composition of non-cash working capital items during 2007 YTD gave rise to a $1.0 million requirement for cash flow. Accounts payable decreased by $0.9 million and accrued expenses increased by $0.2 million. In addition, available cash was reduced by a $7.5 million transfer to a Cost Overrun Account as required under the term credit facility, classified as restricted cash, and by an increase in prepaid expenses of $0.5 million primarily relating to advance premiums under the updated environmental risk insurance program. In 2006 YTD, our net loss was $6.4 million. This cash requirement was reduced by non-cash depreciation and accretion of $0.6 million and stock-based compensation of $2.0 million. In addition, a reduction in cash for working capital items generated $0.5 million.

Cash required for investing activities in 2007 YTD was $33.5 million compared with $0.4 million in 2006 YTD. This includes $25.8 million for shovels, haul trucks and other ancillary equipment under our mining fleet acquisition program, $1.9 million for leach pad expansion, $1.6 million for development drilling at the Brownie Hill zone at Mesquite and $2.1 million as additional deposit to our reclamation and remediation account with AIG. Investing activities in 2006 YTD were $0.4 million.

The foregoing factors resulted in an increase in our cash position of $13.2 million in 2007 YTD compared with $3.7 million in 2006 YTD. For Q2/07 the decrease in cash was $38.4 million compared with an increase of $1.8 million in Q2/06.

Our projections indicate that for the balance of 2007 our cash requirements to fund operations and the capital program will be approximately $67.2 million. This will be funded initially by way of our existing cash balances and thereafter by advances under the term loan facility. We anticipate that by year-end 2007 we will have drawn down approximately $85.7 million under the loan facility before we start to generate positive free cash flow in the first quarter of 2008. We therefore believe that we have adequate financial resources in place to finance the Mesquite expansion.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Derivative Instruments

The Company accounts for its forward sales of gold in conformity with the following statements issued by the Financial Accounting Standards Board (“FASB”): Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

A derivative may be specifically designated as a hedge of financial risk exposures of anticipated transactions if, both at the inception of the hedge and throughout the hedge period, the changes in fair value of the contract substantially offset the effect of commodity price changes on the anticipated transactions and if it is probable that the transactions will occur. Pursuant to such a designation, the income effect of the change in derivative values may be accounted for in other comprehensive income based upon the Company's valuation of the associated financial gain or loss. Any change arising from the determination of the derivative's effectiveness is accounted for as a charge to current operations.

In applying SFAS No. 133, the Company has not designated its contracts for the forward sales of gold as cash flow hedges. Accordingly the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market of these contracts is immediately reflected on the income statement of the Company.

Depreciation and Amortization

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight line method at rates sufficient to depreciate such costs over the estimated useful lives of such facilities or equipment.

We have expensed all mine development costs prior to our establishing proven and probable reserves upon completion of the feasibility study in August 2006. In the event that we have deferred development costs in the future, these will be amortized on a units-of-production basis.

The expected useful lives used in depreciation and amortization calculations are based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purposes of depreciation and amortization.

Carrying Value of Long-Lived Assets

We review and evaluate the carrying value of our long-lived assets for impairment when events or changes in circumstances indicate the carrying values may not be recoverable. Our long-lived assets comprise the fair values allocated to the plant and equipment acquired upon completion of the Mesquite acquisition and subsequent additions. Annually, we review the present value of future cash flows to determine if the amounts carried under plant and equipment are recoverable.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges.

Metal on Leach Pad Inventory

The Company carries no value in its financial statements for metal on the leach pads as the initial value assigned to mineral properties for this asset was included in exploration expense in 2003.

When the Company acquired Mesquite on November 7, 2003, management determined that, in the absence of a reserve study, there was no assurance that a commercially viable mineral deposit existed on any of the properties. It was concluded that the recoverability of capitalized mining exploration costs was likely to be unsupportable under SFAS 144.  Accordingly, the value that was allocated to mineral properties under the purchase accounting equation at that time was expensed as exploration expense.

Reclamation and Remediation Liabilities

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which established a uniform methodology for accounting for estimated reclamation and remediation costs. The statement was adopted in July 2003 upon the acquisition of Mesquite when we recorded the estimated present value of the reclamation and remediation liabilities. Our estimates of reclamation and remediation liabilities are reviewed and adjusted from time to time to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either timing or amount of reclamation and abandonment costs.

Accounting for reclamation and remediation liabilities requires management to make estimates at the end of each period of the undiscounted costs expected to be incurred. Such cost estimates include ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Accounting for reclamation and remediation liabilities requires management to make estimates of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the amount of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

Stock Options and Warrants Granted to Employees and Non-employees

The Company accounts for grants of stock options and warrants in terms of SFAS No. 123 (R), “Share Based Payment”, which revises SFAS No.123, “Accounting for Stock-Based Compensation”. Accordingly, the Company measures all employee stock-based compensation awards and awards to non-employees in exchange for goods and services, using a fair value method and records such expense in its financial statements over the service period. In its application of the Black-Scholes model for valuation of stock options and warrants, management is required to make estimates based on several assumptions, including: risk-free interest rate, volatility rate, and the expected life of the options and warrants. Actual results could differ from these estimates.

     Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN No.48”) effective January 1, 2007. The purpose of FIN No.48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings of the year of adoption. The adoption of this standard did not have an impact on the financial condition or the results of the Company’s operations.,

In February 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is expected to expand the use of fair value measurement, The Statement is effective as of the start of the Company’s first fiscal year that commences after November 15, 2007. The Company is currently evaluating the impact of adoption of SFAS No.159 on its overall results of operations or financial position.

Contractual Obligations

The following table presents the contractual obligations outstanding as at June 30, 2007:

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Mining equipment fleet	33,131	33,131	-	-	-
Reclamation and remediation obligations (1)	8,005	-	802	-	7,203
Other purchase commitments	25,422	25,422	-	-	-
Share of office lease	70	70	-	-	-
Total	66,628	58,623	802	$-	7,203

(1) In current dollars.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at June 30, 2007 and December 31, 2006 or at the date of this report.

Outlook - balance of 2007

Our latest forecast is for production of approximately 6,000 ounces of gold for the full year 2007 from residual production from the existing leach pads.

Management’s primary focus is now on delivery and commissioning of the mining equipment fleet, the successful completion of the various other capital projects associated with the return of Mesquite to full mining operations, and the successful recruiting and training of the necessary salaried and hourly personnel.

Total planned spending on the mining fleet is now $73.3 million. As at June 30, 2007 equipment valued at $37.6 million had been delivered and orders valued at $33.1 million were outstanding.

 In addition to the mining fleet, we are planning on spending an additional approximately $25.3 million during 2007 on other plant and infrastructure upgrades and expansion projects at Mesquite. The major aspects of this program are the leach pad expansion, retrofit of the process plant, and construction of a truck repair shop, warehouse and mine operations administrative office. We are working closely with several environmental agencies and local authorities to ensure that all required building and expansion permits are in place and that we have the necessary surety bonds posted to cover our latest reclamation cost estimates.

During 2006 we started to build the management team for the re-activated operations at Mesquite and made several key hires, including a General Manager, Mining Manager and Chief Geologist, to complement existing financial, human resources and environmental affairs staff. In 2007, to date, we have added further managerial and supervisory personnel in the areas of mine operations, safety and maintenance to our team and we plan on hiring additional key operators and maintenance personnel during the third quarter. We expect to have a full complement of approximately 160 employees, excluding outside contractors for our fleet maintenance function, at Mesquite by mid-August 2007.

Pre-production stripping operations started in June 2007 and will continue through January 2008. Initial movement of fresh material to the leach pads will be underway by October 2007. Commercial production is planned for January 2008.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and of our principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

 At our Annual Meeting of Stockholders held on June 29, 2007, our stockholders:

1. Approved the Agreement and Plan of Merger among Western Goldfields, Inc. (“WG Idaho”), Western Goldfields (USA) Inc. (“Mergeco”) and Western Goldfields Inc. (“WG Ontario”), an Ontario company, whereby the company effectively changed its place of incorporation from Idaho to Ontario by merging Mergeco with WG Idaho, with the surviving entity being a Nevada corporation that is a wholly owned subsidiary of WG Ontario, and pursuant to which each share of WG Idaho automatically became a share of WG Ontario and all current stockholders of WG Idaho became shareholders of WG Ontario. The following are the votes cast for and against and the number of abstentions (there were no broker non-votes):

Votes For	Votes Against	Abstain
52,220,566	7,729,612	83,400

2. Approved the Shareholder Rights Plan under which share purchase rights were issued to holders of our common stock and which become exercisable when a person or group acquires 20% or more of our outstanding common shares or an offer to purchase 20% or more of our common shares is announced or commenced, unless such acquisition or offer is approved by our board of directors or otherwise meets certain criteria. After any such event, our shareholders (other than the acquiror or offeror, as the case may be) will be entitled to purchase additional common shares at 50% of the then-current market price. The following are the votes cast for and against and the number of abstentions (there were no broker non-votes):

Votes For	Votes Against	Abstain
52,198,549	7,768,262	86,367

3. Elected the following five (5) directors to serve as the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified. The following are the votes cast for and against and the number of abstentions (there were no broker non-votes):

Name	Votes For	Withheld
Randall Oliphant	70,065,610	142,262
Raymond Threlkeld	70,074,010	133,862
Vahan Kololian	70,076,442	131,430
Martyn Konig	70,079,510	128,362
Gerald Ruth	69,432,290	775,582

4. Ratified the appointment of HJ & Associates, LLC as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The following are the votes cast for and against and the number of abstentions (there were no broker non-votes):

Votes For	Votes Against	Abstain
69,463,493	639,196	104,183

Item 5.  Other Information.

None.

Item 6. Exhibits

10.1	Rights Agreement between Western Goldfields, Inc. and Computershare Investor Services Inc., dated as of June 29, 2007 *

10.2
Amendment and Restatement Agreement, including Amended and Restated Credit Agreement, between Western Goldfields, Inc., Investec Bank (UK) Limited and the financial institutions party thereto dated May 31, 2007*

10.3	Development Plan Amendment relating to the credit facility agreement, between Western Goldfields, Inc., Investec Bank (UK) Limited and Commonwealth Bank of Australia dated June 29, 2007*

31.1	Rule 13a - 14(a) Certification of Principal Executive Officer*

31.2	Rule 13a - 14(a) Certification of Principal Financial*

32.1	Section 1350 Certification of Principal Executive Officer *

32.2	Section 1350 Certification of Principal Financial Officer *

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2007

WESTERN GOLDFIELDS INC.

By:	/s/ Raymond Threlkeld
Name: Raymond Threlkeld
Title: President and Chief Executive Officer