Form 10QSB
period 2007-09-30
Western Goldfields Inc.
filed 2007-11-05
CIK 1394186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-51076

WESTERN GOLDFIELDS INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Ontario	98 – 0544546
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Bloor Street West, Suite 2102 , P.O. Box 110

Toronto, Ontario, Canada M4W 3E2
(Address of Principal Executive Offices)

416 324 6000
(Issuer’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Shares of no par value – 133,940,335 shares outstanding as of November 1, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN GOLDFIELDS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$18,038,341	$5,502,535
Restricted Cash (Note 5)	7,500,000	-
Receivables	128,873	223,507
Inventories (Note 2, 6)	2,378,899	511,663
Prepaid expenses	1,826,246	841,636
TOTAL CURRENT ASSETS	29,872,359	7,079,341

Property, plant, and equipment, net of accumulated amortization (Note 7)	69,325,464	4,328,512
Construction in progress (Note 8)	13,222,505	2,880,775
Investments - reclamation and remediation (Note 9)	8,555,114	6,337,006
Long-term deposits	342,926	329,146
Long-term prepaid expenses (Note 10)	1,590,847	1,009,555
Deferred debt issuance and stock offering costs (Note 11)	3,342,675	250,000
TOTAL OTHER ASSETS	96,379,531	15,134,994

TOTAL ASSETS	$126,251,890	$22,214,335

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,735,977	$1,663,080
Accounts payable to related party (Note 18)	15,156	31,165
Accrued expenses	1,181,107	835,740
Accrued interest	291,905	-
TOTAL CURRENT LIABILITIES	6,224,145	2,529,985

LONG-TERM LIABILITIES
Mark-to-market loss on gold hedging contracts (Note 3, 12)	27,572,494	-
Loan payable (Note 13)	51,107,815	-
Reclamation and remediation liabilities (Note 14)	4,909,939	4,805,473

TOTAL LIABILITIES	89,814,393	7,335,458

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, of no par value, unlimited shares authorized; 118,774,335 and 78,452,876 shares issued and outstanding, respectively (Note 15, 16)	97,173,005	32,884,798
Stock options and warrants (Note 17)	7,957,442	7,674,270
Accumulated deficit	(68,692,950)	(25,678,233)
Accumulated other comprehensive income	-	(1,958)
TOTAL STOCKHOLDERS' EQUITY	36,437,497	14,878,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,251,890	$22,214,335

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Revenues from gold sales	$1,281,229	$1,897,155	$4,060,106	$6,776,098

COST OF GOODS SOLD
Mine operating costs	6,066,818	2,239,154	11,741,304	7,116,338
Amortization and accretion	1,609,092	342,248	2,361,410	989,492
Royalties	49,726	72,475	154,086	255,718
Reclamation cost recovery	-	(1,459,859)	-	(1,459,859)
	7,725,636	1,194,018	14,256,800	6,901,689

GROSS PROFIT (LOSS)	(6,444,407)	703,137	(10,196,694)	(125,591)

EXPENSES
General and administrative	958,085	1,102,603	3,180,575	3,278,207
Stock based compensation	661,892	868,208	1,950,446	2,638,364
Severance costs payable in common shares	-	547,200	-	547,200
Exploration	(272,774)	251,104	759,152	962,321
	1,347,203	2,769,115	5,890,173	7,426,092

OPERATING LOSS	(7,791,610)	(2,065,978)	(16,086,867)	(7,551,683)

OTHER INCOME (EXPENSE)

Interest income	341,213	88,839	1,383,466	267,453
Interest expense	(456,522)	-	(457,361)	(20,434)
Agency and commitment fees	(149,579)	-	(390,829)	-
Amortization of deferred debt issuance costs	(117,601)	-	(227,145)	-
Unrealized loss on mark-to-market gold hedging contracts (Note 12)	(28,331,371)	-	(27,572,494)	-
Gain on extinguishment of debt	-	-	-	142,949
Gain (Loss) on foreign currency exchange	89,022	(7,645)	294,072	(7,645)
Gain (Loss) on sale of assets	42,441	-	42,441	(18,837)
Expenses of Romarco merger termination	-	-	-	(1,225,000)
	(28,582,397)	81,194	(26,927,850)	(861,514)

LOSS BEFORE INCOME TAXES	(36,374,007)	(1,984,784)	(43,014,717)	(8,413,197)

INCOME TAXES	-	-	-	-

NET LOSS	(36,374,007)	(1,984,784)	(43,014,717)	(8,413,197)

PREFERRED STOCK DIVIDENDS	-	-	-	(16,979)

NET LOSS TO COMMON STOCKHOLDERS	(36,374,007)	(1,984,784)	(43,014,717)	(8,430,176)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	8,131	6,610	-	2,797

NET COMPREHENSIVE LOSS	$(36,365,876)	$(1,978,174)	(43,014,717)	$(8,410,400)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.31)	$(0.02)	(0.39)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	118,281,240	68,009,489	111,628,367	60,063,849

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Nine months ended September 30, 2007 - unaudited. Year ended December 31, 2006 - audited)

	Preferred Stock		Common Stock		Stock Options		Other
	Number of Shares	Amount	Number of Shares	Amount	and Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance, December 31, 2005	1,000,000	$10,000	39,468,051	$13,014,333	$4,942,188	$(14,077,989)	$-	$3,888,532

Common stock and warrants issued by way of private placement (unaudited)	-	-	20,000,000	4,012,000	1,988,000	-	-	6,000,000

Common shares issued on conversion of series A preferred stock (Note 14)	(1,000,000)	(10,000)	3,125,000	25,000	(15,000)	-	-	-

Common shares issued on conversion of series A preferred stock warrants	-	-	1,562,500	300,000	-	-	-	300,000

Common shares issued on conversion of common stock warrants	-	-	12,647,325	11,533,811	-	-	-	11,533,811

Common shares issued on exersice of common stock options	-	-	1,135,000	632,750	-	-	-	632,750

Common shares issued for exploration assets and services and severance agreements	-	-	515,000	683,700	-	-	-	683,700

Options issued for directors' services	-	-	-	-	1,032,488	-	-	1,032,488

Options issued for officers' services	-	-	-	-	1,764,945	-	-	1,764,945

Options issued for employees' services	-	-	-	-	411,853	-	-	411,853

Warrants issued for consultants' services	-	-	-	-	233,000	-	-	233,000

Exercise and expiration of warrants & options	-	-	-	2,683,204	(2,683,204)	-	-	-

Net loss for the twelve months ended December 31, 2006	-	-	-	-	-	(11,583,265)	-	(11,583,265)

Dividend on preferred stock (Note 14)	-	-	-	-	-	(16,979)	-	(16,979)

Other comprehensive income	-	-	-	-	-	-	(1,958)	(1,958)

Balance, December 31, 2006	-	-	78,452,876	32,884,798	7,674,270	(25,678,233)	(1,958)	14,878,877

Common stock and warrants issued under prospectus supplement	-	-	33,330,000	59,191,197	-	-	-	59,191,197

Common shares issued on conversion of common stock warrants	-	-	5,498,052	2,520,552	-	-	-	2,520,552

Common shares issued on exersice of common stock options	-	-	1,493,407	909,183	-	-	-	909,183

Options issued for directors' services	-	-	-	-	391,312	-	-	391,312

Options issued for officers' services	-	-	-	-	625,819	-	-	625,819

Options issued for employees' services	-	-	-	-	879,283	-	-	879,283

Options issued for consultants' services	-	-	-	-	54,032		-	54,032

Exercise and expiration of warrants & options	-	-	-	1,667,275	(1,667,275)	-	-	-

Net loss for the nine months ended September 30, 2007	-	-	-	-	-	(43,014,717)	-	(43,014,717)

Other comprehensive income	-	-	-	-	-	-	1,958	1,958

Balance, September 30, 2007	-	$-	118,774,335	$97,173,005	$7,957,442	$(68,692,950)	$-	$36,437,497

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
				updated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,374,007)	$(1,984,784)	$(43,014,717)	$(8,413,197)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization	1,530,576	277,590	2,122,983	807,099
Amortization of deferred debt issuance costs	117,601	-	227,145	-
Accretion expense (Note 14)	84,294	67,538	252,882	185,273
Reclamation cost recovery	-	(1,459,859)	-	(1,459,859)
Reclamation costs incurred	-	(69,695)	-	(69,695)
Gain on sale of assets and investments	(42,441)	-	(42,441)	18,837
Interest on investments - reclamation and remediation	(106,270)	1,003	(276,539)	(150,693)
Common stock issued for exploration assets and services	-	-	-	136,500
Common stock issued in respect of severance agreements	-	547,200	-	547,200
Stock based compensation	661,892	635,207	1,950,446	2,638,364
Mark-to-market loss on gold hedging contracts	28,331,371	-	27,572,494	-
Warrants issued for services of consultant	-	233,000	-	233,000
Changes in assets and liabilities:
Decrease (increase) in:
Restricted cash	-	-	(7,500,000)	-
Accounts receivable	18,479	(130,571)	94,634	(141,581)
Inventories	(1,827,345)	190,722	(1,867,236)	419,935
Prepaid expenses	(1,018,973)	45,049	(1,565,902)	148,768
Long term deposits	(4,556)	(2,430)	(13,780)	(7,302)
Increase (decrease) in:
Accounts payable	1,285,607	(264,581)	336,824	(436,445)
Accounts payable - related parties	(10,231)	(84,507)	(16,009)	33,694
Accrued expenses	144,806	(171,293)	345,366	150,962
Accrued expenses - related parties	-	-	-	(45,835)
Accrued interest expense	291,905	-	291,905	(48,695)
Accrued agency and commitment fees	(241,250)	-	-	-

Net cash provided (used) by operating activities	(7,158,542)	(2,170,411)	(21,101,945)	(5,453,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including construction in progress	(43,304,571)	(85,290)	(74,681,081)	(473,069)
Increase in reclamation and remediation investment	-	-	(2,090,094)	-
Net cash provided (used) by investing activities	(43,304,571)	(85,290)	(76,771,175)	(473,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Term loan advances (repayments)	51,107,815	-	51,107,815	(2,205,186)
Deferred debt issuance costs	(2,469,747)	-	(3,319,820)	-
Common stock issued for cash	-	-	59,191,196	4,012,000
Warrants issued for cash	-	-	-	1,988,000
Exercise of options to purchase common stock	408,200	(3,650,250)	909,183	-
Exercise of warrants to purchase common stock	705,000	5,286,238	2,520,552	5,286,238
Preferred stock dividends	-	-	-	(51,354)
Net cash provided (used) by financing activities	49,751,268	1,635,988	110,408,926	9,029,698

Change in cash	(711,845)	(619,713)	12,535,806	3,102,958

Cash, beginning of period	18,750,186	3,775,058	5,502,535	52,387

Cash, end of period	$18,038,341	$3,155,345	$18,038,341	$3,155,345

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid (received)	$164,617	$(300)	$165,456	$69,130

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock, options and warrants issued for services	$661,892	$635,207	$1,950,446	$2,638,364
Exploration fees and assets paid by issuance of stock	$-	$-	$-	$136,500
Equipment purchases included in accounts payable	$(9,093,639)	$-	$2,738,144	$-
Deferred debt issuance costs included in accrued expenses	$(2,328,277)	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Western Goldfields Inc. (hereinafter “the Company” or “WGI Ontario”) and its wholly owned subsidiaries are engaged in the exploration for, development and extraction of precious metals, principally in North America. The Company’s four wholly owned subsidiaries are: Western Goldfields USA Inc. (a holding company), Western Goldfields (Canada) Inc. (a management company), Western Mesquite Mines, Inc. (an operating company), and Calumet Mining Company (an exploration company).

On June 19, 2007 the shareholders of the Company’s predecessor, Western Goldfields, Inc., an Idaho corporation (“WGI Idaho”), approved an agreement and plan of merger effective June 29, 2007 whereby the Company’s place of incorporation was changed from Idaho, USA to Ontario, Canada, and its name was changed from Western Goldfields, Inc. to Western Goldfields Inc. (the “Reorganization”). For accounting purposes, the Reorganization has been treated as a reorganization of entities under common control which has not resulted in any changes in the consolidated carrying amounts of assets, liabilities and stockholders’ equity. As used herein, the term “the Company” refers to WGI Ontario and its predecessor WGI Idaho.

The Company was in the exploration stage until late 2003. With the acquisition of the Mesquite Mine in November 2003, the Company exited the exploration stage and became an operating mining company. Until June 2007, the Company’s operations were restricted to the production of gold from material that was placed on heap leach pads by previous owners of the mine. In June 2007, the Company commenced pre-stripping operations with a view to resumption of full production in January 2008. Revenue from gold sales since January 2004 has helped to sustain operations pending reactivation of the mine.

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 and amended and restated on May 31, 2007, under which facility WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine. Interest on advances will be at U.S. LIBOR plus 2.2% until completion of the project (as defined) and 1.75% after completion. On June 14, 2007 the Company announced that it had satisfied or had received a waiver on all conditions precedent to the availability of the term loan facility. The Company anticipates drawing $87,300,000 to complete the Mesquite development plan. The agreement, in conjunction with the equity financing in January and February of 2007, completes the financing requirements for Mesquite.

In January and February, 2007 the Company completed a common share equity financing, including an underwriters’ over-allotment option, which provided the Company with net proceeds of approximately $59,200,000.

The Company’s year-end for reporting purposes is December 31.

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Western Goldfields Inc. and its 100% owned subsidiaries: Western Goldfields USA Inc., Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”.) The consolidated financial statements include the assets and liabilities of Western Goldfields as at September 30, 2007 and its results of operations and its cash flows for the period ended September 30, 2007. All significant inter-company accounts and transactions have been eliminated on consolidation.

The classification of certain items in these financial statements differs from that adopted in prior periods as a result of revised groupings or allocations. Comparative figures have been reclassified in the financial statements of the prior period to conform to the new basis.

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

Ore on Leach Pads and Metal-in-Process Inventories

Prior to July 2007, the Company placed no value on the mineralized material that had been placed on the leach pads at the Mesquite Mine by Newmont Mining Corporation prior to the acquisition of the property by the Company on November 7, 2003. In August, 2006 the Company announced the completion of the Mesquite feasibility study, which indicated proven and probable reserves of 2.36 million ounces of gold, and in March 2007 the Company announced that proven and probable reserves had increased to 2.77 million ounces. The reserve estimates support the recoverability of capitalized and inventoried production costs. Accordingly, on resumption of mining operations and the placement of new ore on the leach pads commencing July 2007, the Company has begun to value new ore placed on the leach pads at the lower of average cost or net realizable value. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation, amortization and depletion relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

Under the heap leaching process, ore on leach pads is treated with a chemical solution which dissolves the gold contained in the ore. The solution is further processed in a plant where the gold is recovered. Metal-in-process inventories represent metal in solution or in subsequent stages of the refining process. In-process inventories are measured based on assays of the solution and projected recoveries from the refining circuit and are valued at average production cost or net realizable value. Average production cost is based on the average cost of material fed into the process from the leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities.

Subject to the foregoing comments in respect of ore on leach pads and metal-in-process inventories, the accounting policies followed in preparing these financial statements are those used by Western Goldfields as set out in the audited financial statements for the period ended December 31, 2006. These interim statements should be read together with Western Goldfields’ audited financial statements for the period ended December 31, 2006. In the opinion of management, all adjustments considered necessary for fair and consistent presentation of interim statements have been made. The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

A derivative may be specifically designated as a hedge of financial risk exposures of anticipated transactions if, both at the inception of the hedge and throughout the hedge period, the changes in fair value of the contract substantially offset the effect of commodity price changes on the anticipated transactions and if it is probable that the transactions will occur. Pursuant to such a designation, the income effect of the change in derivative values would be accounted for in other comprehensive income based upon the Company's valuation of the associated financial gain or loss. Any change arising from the determination of the derivative's effectiveness would be accounted for as a charge to current operations.

The Company has not designated its gold forward sales contracts entered into in 2007 as cash flow hedges. Accordingly the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market of these contracts is immediately reflected on the income statement of the Company and the cumulative effect is reflected as an asset or liability on the balance sheet.

4. RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN No.48”) effective January 1, 2007. The purpose of FIN No.48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings of the year of adoption. The adoption of this standard did not have an impact on the financial condition or the results of the Company’s operations.

In March 2006, the FASB issued Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry”. EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. During the development stage of a mine, pre-production stripping costs are capitalized and typically are amortized over the productive life of the mine. The Company is following this guidance in its accounting for stripping costs associated with the expansion of the existing mine workings at Mesquite.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. However, for some entities, application of the Statement will change current practice. The provisions of the Statement are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on the Company’s overall results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is expected to expand the use of fair value measurement and is effective as of the start of the Company’s first fiscal year that commences after November 15, 2007. The Company is currently evaluating the impact of adoption of SFAS No.159 on its overall results of operations or financial position.

5. RESTRICTED CASH

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 and amended and restated on May 31, 2007 (note 13). Under the terms of this facility the Company has set aside $7,500,000 in a Cost Overrun Account until Completion of the Mesquite Mine development project, which occurs on satisfaction of physical and economic completion tests as set out in the credit agreement. At Completion, unused funds will be applied to fund a Debt Service Reserve Account, established to hold an amount equal to the debt service amounts payable on the next Repayment Date as set out in the credit agreement, and thereafter any surplus funds may be returned to the Company. Interest earned on restricted cash is for the account of the Company.

6.  INVENTORIES

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Ore on leach pads	$1,785,087	$-
Metal-in-process	236,726	270,645
Supplies	357,086	241,018
Total inventories	$2,378,899	$511,663

The Company resumed mining operations and started placing new ore on the leach pads in July 2007. The estimated contained ounces of gold are valued at the lower of average production cost or net realizable value. Reflecting the start-up phase of the operation, production levels in the period to September 30, 2007 were low relative to mining costs incurred. Accordingly the estimated 2,469 gold ounces contained in ore on leach pads as of September 30, 2007 has been valued at estimated net realizable value.

Metal-in-process inventory represents metal in solution or in subsequent stages of the refining process and is valued at the lower of average production cost or net realizable value. The estimated 327 ounces of metal-in-process inventory as of September 30, 2007 has been valued at net realizable value. Metal-in-process contained approximately 327 and 441 ounces of gold as of September 30, 2007 and December 31, 2006, respectively.

7.  PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Buildings	$3,964,705	$3,550,000
Equipment	67,294,458	4,020,491
Other assets	3,361,320	-
	74,620,483	7,570,491
Less accumulated amortization and depreciation	(5,295,019)	(3,241,979)
Net Property and Equipment	$69,325,464	$4,328,512

Buildings and equipment as at September 30, 2007 and 2006, includes capitalized interest expense in the amounts of $73,044 and $ nil, respectively. The amount capitalized is based on the interest attributable to borrowings incurred to finance the construction of assets intended for the Company’s own use. Capitalization of interest ceases when an asset is ready for its intended use.

Amortization and depreciation expense for the nine months ended September 30, 2007 and 2006 was $2,122,983 and $807,099 respectively. Property and equipment is depreciated on a straight line basis over the estimated useful life of the assets, which in most instances equates to the estimated life of the Mesquite Mine. The great majority of assets acquired under the expansion program are depreciated over 12 years.

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

8.  CONSTRUCTION IN PROCESS

The following is a summary of the major components of construction in process at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Mining fleet and ancillary equipment	$-	$327,359
Leach pad expansion	7,737,085	-
Building construction and site infrastructure	5,485,420	2,237,614
Development drilling	-	315,802
	$13,222,505	$2,880,775

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

9.  RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

The Company has a bonding and insurance program, primarily with American International Specialty Lines Insurance Company (“AIG”), in respect of the operations and closure liabilities of the Mesquite Mine. Under the program, the Company initially paid $5,998,994 into a reimbursement account with AIG, representing the net present value of expected reclamation costs. The feasibility study completed in August 2006 estimated proven and probable mineral reserves at 2.36 million gold ounces. In March 2007 the Company announced that it had increased proven and probable reserves at Mesquite from 2.36 million ounces to 2.77 million ounces and had increased the reserve life of the mine by approximately two years. On the basis of these increases, the Company has agreed with AIG and the regulatory agencies to revisions in its reclamation cost estimates. As a consequence, in May 2007 the bonding program was increased from approximately $8,700,000 to approximately $11,300,000 and the Company was required to place an additional $2,090,094 in the reimbursement account with AIG. In addition, changes were made to the insurance program as described below.

During the second half of 2006 and first quarter of 2007, the Company carried out closure procedures in respect of the Vista heap leach pad. Related costs of $349,330 were reimbursed by AIG.

The following is a summary of cumulative activity in the reimbursement account as at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Original deposit to reimbursement account	$5,998,994	$5,998,994
Additional deposit to reimbursement account	2,090,094	-
Interest earned from inception	814,356	538,817
	8,904,444	6,537,811
Reclamation costs reimbursed	(349,330)	(200,805)
Closing balance	$8,555,114	$6,337,006

The following bonds have been issued by AIG and approved by regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception Date	Value	Obligee(s)
ESD 7315360	11/7/2003	$1,218,200	Imperial County, California California Department of Conservation U.S. Bureau of Land Management

ESD 7315361	11/7/2003	$1,468,000	Imperial County, California California Department of Conservation U.S. Bureau of Land Management

ESD 7315362	11/7/2003	$61,783	Imperial County, California California Department of Conservation U.S. Bureau of Land Management

ESD 7315363	11/7/2003	$550,000	California Water Quality Control Board

ESD 7315358	11/7/2003	$6,978,400	U.S. Bureau of Land Management

ESD 7315359	11/7/2003	$50,000	California State Lands Commission

ESD 7315533	5/30/2007	976,800	Imperial County, California California Department of Conservation U.S. Bureau of Land Management California State lands Commission

10.  LONG-TERM PREPAID EXPENSES

The Company has paid advance premiums in respect of insurance policies to cover environmental risks at the Mesquite Mine. The insurance program has recently been re-evaluated in light of the increase in reserves and forecast mine life at Mesquite.

The insurance program covers closure and reclamation risk in excess of the amount covered by the Investment - Remediation and Reclamation account ($8,555,114 as at September 30, 2007), to an aggregate limit of $17,500,000 and expires November 7, 2020. The program limit and term were increased from $14,000,000 and November 7, 2014 respectively, effective May 30, 2007.

The program also covers pollution and remediation risk up to $10,000,000. Coverage pertaining to existing conditions and new conditions expires on November 7, 2013 and November 7, 2008 respectively. The program limit was increased from $5,000,000 effective May 31, 2007.

The premium cost is being amortized over the terms of the policies and is summarized below.

	September 30, 2007	December 31, 2006
Original Policy Premiums	$1,642,621	$1,642,621
Additional Policy Premium	724,163	-
Amortization to date	(599,351)	(481,417)
Unamortized Premium Cost	1,767,433	1,161,204
Current Portion	(176,586)	(151,649)
Long-Term Prepaid Expenses	$1,590,847	$1,009,555

11.	DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs, primarily bank fees and professional fees and expenses associated with the term loan facility (note 13) incurred to September 30, 2007 were $3,569,820. These costs are being amortized on a straight line basis over the term of the facility to December 31, 2014. Amortization in the nine and three month periods ended September 30, 2007 was $227,145 and $117,601, respectively.

12. MARK-TO-MARKET LOSS ON GOLD HEDGING CONTRACTS

Under the terms of the term loan facility dated March 30, 2007 and amended and restated on May 31, 2007 (note 13), Western Mesquite Mines Inc. was required, as a condition precedent to drawdown, to enter into a gold hedging program acceptable to the banking syndicate. On June 14, 2007 the Company announced that all requirements needed to make the facility available for drawdown had been met and that it had executed flat forward sales contracts for 429,000 ounces of gold at a price of $801 per ounce. The hedging contracts represent a commitment of 5,500 ounces per month for 78 months commencing July 2008 with the last commitment deliverable in December 2014.

The Company has not designated these contracts as cash flow hedges. Accordingly the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market of these contracts is immediately reflected on the income statement of the Company and the cumulative effect is reflected as an asset or liability on the balance sheet.

The contracts were marked-to-market as at September 30, 2007. The cumulative loss of $27,572,494 has been disclosed as a long term liability as at that date and has been included as a reduction in other income (expense) for the nine month period ended September 30, 2007.

13. LOANS PAYABLE

Term Loan Facility

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 and amended and restated on May 31, 2007, under which WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine. The facility is for a term of 7.75 years until December 31, 2014 and comprises a multiple-draw term loan of which $87,300,000 will be available as required for the development of the Mesquite Mine; the remainder will be available for up to 12 months after completion for corporate purposes.  The facility is secured by all of the assets of WMMI and a pledge of the shares of WMMI owned by the Company. In addition, until Completion, the facility will be guaranteed by the Company.

Interest on the term loan is charged at U.S. LIBOR plus 2.2% prior to completion and U.S. LIBOR plus 1.75% after completion.  Completion occurs upon the satisfaction of certain technical and financial criteria as defined in the credit agreement.  As at September 30, 2007, WMMI had drawn $51,107,815 under the facility and incurred interest at a rate of 7.6%. Repayment of the project facility will be on a semi-annual basis, commencing December 31, 2008.  In addition to the scheduled repayments, mandatory prepayments are required semi-annually based on excess cash flow from the Mesquite Mine.  Minimum semi-annual repayments are $5,950,000 on December 31, 2008, $5,950,000 on June 30, 2009, $5,525,000 on December 31, 2009 and the balance of $67,575,000 thereafter. A commitment fee of 0.75% is payable on the undrawn balance of the facility.

Pursuant to the Reorganization, in July 2007, the Company entered into a Deed of Accession with the Agent, the Security Trustee, the Banks and Hedging Banks that are parties to the Term Loan Facility, under which the Company acceded to the Credit Agreement and Intercreditor Deed relating to the Term Loan Facility. The Company thereby assumed as Guarantor the obligations previously undertaken by Western Goldfields (USA) Inc. (formerly Western Goldfields, Inc.) in relation to amounts owing under the Term Loan Facility by Western Mesquite Mines, Inc.

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

Project Financing

As part of the acquisition of the Mesquite Mine, the Company entered into a credit facility agreement on November 5, 2003, with R.M.B. International, (Dublin) Limited (“RMB”), a Republic of Ireland corporation. This two-year credit facility agreement resulted in the Company receiving $6,000,000 for a mortgage, security, assignment, and financing agreement. Substantially all of the assets acquired in the Mesquite Mine were pledged and mortgaged under these agreements, as well as most of the Company’s other property. Interest was accrued on this credit facility at LIBOR plus 6% per annum, on a monthly basis. In January, April, July and October 2004, the Company made the first four quarterly payments of $750,000 plus interest leaving a balance of $3,000,000 to be paid in 2005. In January and April of 2005 the Company made two more quarterly payments leaving a balance of $1,500,000 to be paid in 2005. On August 2, 2005 the Company entered into a Supplemental Agreement with RMB under which. RMB agreed that it would not demand the loan payment due July 31, 2005 until October 31, 2005. On November 3, 2005 the Company issued RMB 576,241 shares of common stock to extend the two remaining loan payments until April 26, 2006. The loan was paid in full with interest on February 12, 2006.

14.  RECLAMATION AND REMEDIATION LIABILITIES

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

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the three month and nine month periods ended September 30, 2007:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Opening Balance	$4,825,645	$4,805,473
Accretion	84,294	252,882
Reclamation costs incurred	-	(148,416)
Reduction in the present value of obligations	-	-
Ending Balance	$4,909,939	$4,909,939

15.  PREFERRED SHARES
Following the Reorganization, the Company has no authorized class of preferred shares. Prior to the Reorganization, Western Goldfields, Inc. had 25,000,000 shares, $0.01 par value per share, of preferred stock authorized of which nil were issued. As of December 31, 2006, there were nil preferred shares issued and outstanding.

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

16. COMMON SHARES

Reclassification of Additional Paid In Capital

Following the Reorganization, the Company’s authorized share capital, as an Ontario corporation, comprises solely an unlimited number of common shares of no par value. Prior to the Reorganization, the Company’s authorized common stock, as an Idaho corporation, was 500 million common shares of $0.01 par value. The impact of the conversion from shares of $0.01 stated value to shares of no par value has been reflected in the financial statements on a retroactive basis. Accordingly, amounts recorded as credits in the Additional Paid In Capital component of Stockholders’ Equity as at June 29, 2007 and December 31, 2006 have been reclassified as Common Stock.

Public Offering of Common Shares

During the first quarter of 2007, the Company issued 33,330,000 common shares at a price of $1.91 (Cdn. $2.25) under a prospectus supplement to the Company’s shelf prospectus dated October 27, 2006. Net proceeds to the Company, after expenses of $4,469,104, were $59,191,197.

Other Issuances of Common Shares

During the nine months ended September 30, 2007, the Company issued 5,498,052 shares of common stock for cash consideration of $2,520,552 upon the exercise of 5,498,052 warrants to purchase common shares.

During the nine months ended September 30, 2007, the Company issued 1,493,407 shares of common stock for cash consideration of $909,183 upon the exercise of 1,540,282 options to purchase common shares. Of the shares issued, 103,125 were issued under the cashless method under which option holders receive that number of shares calculated by dividing the amount by which their options are “in the money” by the share price at date of exercise.

On January 18, 2007, the Company announced that it was offering 1,950,000 common shares to certain of its shareholders at the same price as the above offering. This offering was made because certain shareholders of the Company’s predecessor, WGI Idaho, who owned shares of common stock issued prior to July 1, 1997 may have had pre-emptive rights to purchase shares to maintain their proportional stock ownership in WG Idaho; however, the Company believes there is uncertainty with respect to whether such rights existed. In light of this uncertainty and without admitting that such rights exist, in connection with the market offering, WGI Idaho provided holders of its common stock whose holdings could be traced back to common stock issued prior to July 1, 1997, the opportunity to purchase shares on the same terms as this offering. No shareholders responded to the offering which expired, unexercised, on February 14, 2007. No pre-emptive rights attach to the shares of WGI Ontario.

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

On February 13, 2006 the Company announced the closing of the initial $3,700,000 of a non-brokered private placement financing of $6,000,000. On February 20, 2006, the Company announced the closing of the remaining $2,300,000 of the private placement. The private placement was in respect of 20,000,000 units at a purchase price of $0.30 per unit. Each unit comprises one share of common stock and one half common stock purchase warrant. Each full common stock purchase warrant has an exercise price of $0.45 and a term of two years. The consideration for the units has been allocated as follows: $200,000 to common stock, $3,812,000 to additional paid in capital, and $1,988,000 to warrants.

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

During the year ended December 31, 2006, the Company issued 1,135,000 shares of common stock for cash consideration of $632,750 upon the exercise of 1,135,000 options to purchase common shares.

In addition, from time to time the Company has issued shares of common stock in satisfaction of obligations. Such issuances were made by reference to the closing price of the share on the date of issuance.

17.  STOCK OPTIONS AND WARRANTS

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

Options

During the nine months ended September 30, 2007, 1,540,282 options were exercised for cash proceeds of $909,183. 10,000 options expired during the period. Of the options exercised, 150,000 were exercised under the cashless method under which option holders receive that number of shares calculated by dividing the amount by which their options are “in the money” by the share price at date of exercise.

On August 2, 2007, the Company issued 395,000 options to employees and a director with an exercise price of Cdn $2.80 per share. The options vest in three equal annual installments beginning on August 2, 2007, and were fair valued at $860,554.

On June 29, 2007, the Company issued 50,000 options to an employee with an exercise price of $2.46 per share. The options vest in three equal annual installments beginning on June 29, 2007, and were fair valued at $101,529.

On April 4, 2007, the Company issued 655,000 options to employees with an exercise price of $1.96 per share. The options vest in three equal annual installments beginning on April 4, 2007 and were fair valued at $1,072,890.

During the year ended December 31, 2006, 1,135,000 options were exercised at an average price of $0.56 for proceeds of $632,750. 771,650 options expired during the period.

On August 9, 2006, the Company issued 475,000 options to employees, with an exercise price of $2.28 per share. The options vest in three equal annual installments beginning on August 9, 2006 and were fair valued at $931,950.

On June 14, 2006, the Company issued 500,000 options to an officer, with an exercise price of $2.03 per share. The options vest in three equal annual installments beginning on June 14, 2006 and were fair valued at $884,000.

On April 13, 2006, the Company issued 320,000 options to consultants, with an exercise price of $0.93 per share. The options vest in three equal installments beginning on June 14, 2006 and thereafter on April 13, 2007 and 2008. The options were valued at $252,800.

On February 13, 2006, the Company issued 7,600,000 options to certain directors, officers and employees, with an exercise price of $0.34. The options vest in three equal installments beginning on June 14, 2006 and thereafter on February 13, 2007 and 2008. The options were valued at $2,500,400.

The following is a summary of stock option activity for the nine month period ended September 30, 2007 and the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Balance January 1, 2006	6,672,900	$0.69
Granted	8,895,000	$0.56
Exercised / Expired	(1,906,650)	0.66
Outstanding at December 31, 2006	13,661,250	$0.61
Exercisable at December 31, 2006	7,697,922	$0.64

Weighted average fair value of options as of December 31, 2006			$0.43

Balance January 1, 2007	13,661,250	$0.61
Granted	1,100,000	$2.23
Exercised / Expired	(1,550,282)	$0.65
Outstanding at September 30, 2007	13,210,968	$0.74
Exercisable at September 30, 2007	9,512,641	$0.68
Weighted average fair value of options as of September 30, 2007			$0.56

The following table summarizes information about the stock options outstanding at September 30, 2007:

Awards Outstanding by Range
Exercise Price $		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price $	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.01	0.50	8,285,968	5.06	0.35	5,752,637	4.93	0.35
0.51	1.00	2,970,000	4.57	0.86	2,863,334	4.53	0.85
1.01	1.50	-	-	-	-	-	-
1.51	2.00	635,000	6.51	1.96	198,335	6.51	1.96
2.01	2.50	925,000	5.84	2.18	566,668	5.82	2.18
2.51	3.00	395,000	6.84	2.82	131,667	6.84	2.82
		13,210,968	5.13	0.74	9,512,641	4.92	0.68

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

The following is a summary of warrant activity for the nine month period ended September 30, 2007 and the year ended December 31, 2006:

	9 Months Ended September 30, 2007	Year ended December 31, 2006
Balance, start of period	17,054,232	22,302,849
Issued	-	11,000,000
Cancelled / Expired	-	(2,076,169)
Exercised	(5,498,052)	(14,172,448)
Balance, end of period	11,556,180	17,054,232

Warrants outstanding to acquire common shares of the Company at September 30, 2007 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date

4,500,000	0.45	February 13, 2008
1,000,000	0.30	February 17, 2008 (1)
6,056,180	0.76	(2)
11,556,180

(1)	Issued to Metalmark Management LLC in respect of services rendered in connection with private placement dated February 14, 2006

(2)
Newmont Mining Corporation (“Newmont”) received warrants as part of the purchase price for Mesquite in November 2003. Under the anti-dilution provisions of the warrant, the exercise price was reduced from $1.00 to $0.76 upon the issuance of common shares and warrants by way of private placement on February 13, 2006. The warrants expire between June 9, 2011 and June 9, 2012

18. RELATED PARTY TRANSACTIONS

During June 2007, prior to the reorganization and change of domicile of the Company effective June 29, 2007, Canadian resident officers and directors exercised warrants to purchase common shares of the Company’s stock at a price of $0.45 per share as follows:

•	Rockcliff Group Limited, a corporation of which our Chairman of the Board, Randall Oliphant, is the sole shareholder, Chairman and Chief Executive Officer – 1,250,000 warrants

•	TerraNova Partners L.P., a limited partnership of which our Director, Vahan Kololian, is the founder and managing partner – 416,667 warrants

•	Brian Penny, our Chief Financial Officer – 166,667 warrants

•	Sandra Meddick-Ruth, the wife of our Director, Gerald Ruth – 250,000 warrants

•	Muriel A. Ruth, the mother of our Director, Gerald Ruth – 66,667 warrants

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (an Ontario corporation) (“Silver Bear”) under which a portion of Silver Bear’s office overhead is charged to the Company on the basis of the expected time commitment of the staff involved. The Company is related to Silver Bear because certain senior executives and directors of Silver Bear also serve as senior executives and directors of the Company. During the three and nine month periods ended September 30, 2007 overhead costs of $59,611 and $178,152, respectively (2006 - $76,454 and $192,515), were charged to the Company under this agreement. At September 30, 2007 and December 31, 2006, $15,152 and $20,249, respectively, was payable to Silver Bear.

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

On January 3, 2006, the Company issued 37,500 shares to Mountain Gold Exploration, Inc. (“Mountain Gold”) in settlement of an amount due under an exploration and mining lease agreement (the “Lease Agreement”). Thomas Callicrate, who prior to January 3, 2006 was the Company’s Vice President of Exploration and a Director, was the President, Secretary and Treasurer of Mountain Gold.

19. COMMITMENTS AND CONTINGENCIES

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

Mesquite Expansion

The Company has planned spending of $73,100,000 and has made purchase commitments of approximately $72,100,000 in respect of the mining fleet and ancillary mining equipment required for resumption and expansion of mining operations at the Mesquite Mine. Of this total, equipment to a value of approximately $63,400,000 had been delivered as at September 30, 2007.

In addition, the Company has planned capital spending of approximately $38,200,000 on other aspects of the mine expansion program. Of this amount, approximately $17,358,000 had been spent as at September 30, 2007.

20.  SUBSEQUENT EVENTS

Public Offering of Common Shares

On October 12, 2007, the Company announced that it had completed a public share offering of 9,840,000 common shares at a price of Cdn.$3.05 under a Short Form Prospectus dated October 2, 2007. Gross proceeds to the Company were Cdn.$30,012,000. In addition, the underwriters exercised their over-allotment option in respect of 1,476,000 common shares for gross proceeds of $4,501,800. Total proceeds, net of underwriter’s commission at 5% and other expenses of the issue, were Cdn.$32,695,243, or approximately US$33,500,000.

Drawdown Under Term Loan Facility

On October 23, 2007, the Company received an additional advance of $13,021,155 under the term loan facility, bringing total advances to $64,128,970. The Company can borrow an additional $40,871,030 under the facility of which $17,700,000 is available for general corporate purposes and $23,171,030 is available for the Mesquite Mine expansion project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in dollars, except per share amounts)

 The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Western Goldfields Inc. and its subsidiaries and including its predecessor, Western Goldfields, Inc. (collectively “Western Goldfields” or the “Company”). This item should be read in conjunction with our unaudited consolidated financial statements and the notes thereto. The information is presented as of November 2, 2007. All amounts in this discussion are expressed in U.S. dollars, unless otherwise specified.

Overview

We are an independent precious metals production and exploration company with operations focused in North America. Our principal asset is the Mesquite Mine (“Mesquite” or “the Mine”) which we acquired from Newmont Mining Corporation (“Newmont”) in November 2003. Mesquite has provided us with residual gold production from ore that was placed on the heap leach pads by Newmont and previous owners of the property. We completed a positive feasibility study in August 2006 and subsequent equity and debt financings which have enabled us to resume mining operations at Mesquite. We are fully permitted and fully funded and we expect gold production of 160,000 – 170,000 ounces of gold annually, commencing in January 2008. Western Goldfields Inc. is listed on the Toronto Stock Exchange and trades under the symbol WGI, and is quoted on the OTCBB under the symbol WGDFF.OB.

Overall Performance

During the nine months ended September 30, 2007 (“2007 YTD”) we made significant progress towards our goal of resuming mining operations and achieving commercial production at the Mesquite Mine. We completed an equity financing and arranged a term loan facility to finance the project; we are now well advanced in the execution of a major capital expenditure and construction program; we have built a strong management team and have hired many of the skilled personnel for resumed mining operations, and we have increased the proven and probable reserves at Mesquite. In June 2007 we commenced pre-stripping operations and we announced that commercial production at the Mine was being brought forward by three months to January 2008. These activities have been carried out on time and within budget against a background of sustained strength in the mining sector, with resultant cost pressures and demands for skilled personnel.

New Term Loan Facility and Hedging Program

On March 30, 2007 our wholly-owned subsidiary, Western Mesquite Mines, Inc., entered into a new term loan facility with a syndicate of banks for $105.0 million. The agreement was amended and restated effective May 31, 2007. The facility comprises multiple-draw loans maturing December 31, 2014, of which $87.3 million will be available to be drawn down as required for the development of the Mesquite Mine, and the remainder will be available for up to 12 months after completion for other corporate purposes. Achieving completion will require the satisfaction of financial and technical criteria and is expected to occur in the second half of 2008. Repayment of the facility will be on a semi-annual basis, commencing approximately six months after completion with mandatory prepayments being made from excess cash flow. Interest on each advance will be charged at U.S. LIBOR plus 2.2% up to completion and at U.S. LIBOR plus 1.75% after completion. This agreement, in conjunction with the equity financing in January and February 2007, completes the financing requirements for Mesquite.

On July 18, 2007 we received approximately $20.4 million as the first advance under the $87.3 million portion of the term loan facility. As at September 30, 2007, cumulative advances were approximately $51.1 million.

In connection with the term loan facility, on June 7, 2007 we executed flat forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. The Hedging Contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce between 160,000 and 170,000 ounces annually during the term of the Hedging Contracts, of which 66,000 will be covered by the Hedging Contracts, leaving approximately 100,000 ounces annually leveraged to the price of gold. Since we have not designated these forward sales contracts as cash flow hedges, they are being marked-to-market at the end of each quarterly period for financial reporting purposes. The cumulative mark-to-market loss at September 30, 2007 of $27.6 million is reflected as a long-term liability as at that date and is included in other income (expense) for the nine month period ended September 30, 2007.

Capital Program - Mining Equipment Fleet and Construction Activity

Our latest forecast for spending on the capital program is approximately $111.3 million. Of this amount, $108.6 million relates to the mine expansion and a further $2.7 million relates to capital projects not directly related to the expansion program, primarily development drilling.

Total planned spending on the mining fleet is now $73.1 million, of which approximately $63.4 million had been spent to September 30, 2007. The major components of the mining fleet and their approximate cost, including all relevant taxes, are as follows: 14 haul trucks - $37.7 million; 2 shovels - $16.5 million; 1 front-end loader - $4.5 million; other mobile and ancillary equipment, including drills, bull-dozers, graders and water trucks - $14.4 million. Payment terms vary; generally, payment is 10 days after commissioning, but in the case of the haul trucks, 80% is due on shipment and 20 % on completion of commissioning. We are in on-going contact with our suppliers to ensure that production is progressing as planned and that the balance of the fleet will be delivered according to schedule with a view to achieving commercial production by January 2008.

Orders for the majority of the mining equipment fleet were placed in November 2006. The two 45 cubic yard hydraulic shovels were operating throughout the second quarter and eleven of the fourteen 205 ton haul trucks were operational by September 30, 2007. We expect delivery of all major items to be complete by the end of December 2007.

In addition to the mining fleet, we are planning on spending approximately $35.5 million on other plant and infrastructure upgrades and expansion projects at Mesquite, of which approximately $17.4 million has been spent to September 30, 2007. The major aspects of this program are the leach pad expansion, retrofit of the process plant, and construction of a truck repair shop, warehouse and mine operations administrative office. We have worked closely with several environmental agencies and local authorities to ensure that all required building and expansion permits were received on a timely basis. During the second quarter we put in place an enhanced bonding and insurance program in respect of reclamation, remediation and pollution exposures arising out of our expanded operations.

On the basis of progress in the construction program, we announced the acceleration of the start of gold production at Mesquite to January 2008, three months ahead of the original schedule.

Increase in Reserves

On March 26, 2007 we announced that we had increased proven and probable reserves at Mesquite from 2.36 million ounces of gold to 2.77 million ounces and that measured and indicated resources had increased from 3.61 million ounces of gold to 3.87 million ounces. Approximately 50% of the increase is attributable to assay results from a drilling program of 27 holes at the Brownie Hill area of the mine which converted inferred oxide resources to Proven and Probable reserves, and the remaining 50% is attributable to an increase in the reserve gold price assumption from $450 to $500 per ounce. Since that estimate, assay results have been received which confirm the estimated grades and thickness of the Brownie Hill resource estimate and suggest the potential for further resource increases.

Over the past year and a half, we have built a strong team to manage resumed mining operations at Mesquite. We have made significant progress in recruiting, hiring and training the skilled workforce required for our expanded operations; these efforts will continue over the next several months as we move towards full production.

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

Selected Financial Information (all tabular information in $000s unless otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cash flows from financing activities	49,751	1,636	110,409	9,030
Cash flows for investing activities	(43,305)	(85)	(76,771)	(473)

	September 30, 2007	December 31, 2006
Cash	18,038	5,503
Restricted cash	7,500	-
Working capital	23,648	4,549
Property, plant and equipment, net of depreciation	69,325	4,328
Construction in progress	13,222	2,881
Stockholders’ equity	36,437	14,879

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues from gold sales	1,281	1,897	4,060	6,776

Gross profit (loss)	(6,444)	703	(10,197)	(126)
Mark-to-market of forward sales	(28,331)	-	(27,572)	-
Net loss	(36,374)	(1,985)	(43,015)	(8,430)

Net loss per common share, basic and diluted	$0.31	$0.02	$0.39	$0.14

Gold ounces produced	1,843	3,029	6,083	10,893
Gold ounces sold	1,876	3,070	6,101	11,445
Average price received per ounce	$683	$618	$665	$592
Cost of sales per ounce(i)	$3,260	$753	$1,949	$644

(i)	Cost of sales per ounce include mine cost of sales less non-cash depreciation, amortization and accretion, divided by ounces sold in the period.

Consolidated Financial Results / Overall Performance (in $000s)

The Company’s net loss to common shareholders for the nine months ended September 30, 2007 (“2007 YTD”) was $43.0 million, or $0.39 per share, compared with $8.4 million, or $0.14 per share, for the nine months ended September 30, 2006 (“2006 YTD”).

The net loss for 2007 YTD includes a cumulative loss of $27.6 million arising from the non-cash mark-to-market of our contracts related to the forward sale of gold which were taken out as a requirement of our term loan facility. These contracts are in respect of 429,000 ounces of gold at an average forward price of $801 per ounce spread evenly over the period of 78 months commencing July 2008. The spot price of gold at September 30, 2007 was $743 per ounce as compared with $669 when the forward contracts were entered into.

Results for 2007 YTD, as compared with 2006 YTD, were negatively impacted by the 47% reduction in gold ounces sold from 11,445 ounces to 6,101 ounces. With no new material being placed on the leach pads for most of 2007 YTD, it has become increasingly difficult to extract the residual gold and maintain the solution grades coming from the leach pads. This lower production was partially offset by the 12% increase in the average selling price per ounce from $592 to $665, reflecting the continuation of relatively strong pricing in world markets. Cost of sales per ounce for 2007 YTD, based on mine cost of sales less non-cash depreciation, amortization and depletion, was $1,949, as compared with $644 per ounce in 2006 YTD. This reflects the high fixed cost component in cost of goods sold, the increase in mine staffing as we prepare to go back into production, and the expensing of stripping costs in advance of production.

Other operating expenses for 2007 YTD were $5.9 million compared with $7.4 million in 2006 YTD. General and administrative expenses of $3.2 million were consistent with the previous year but non-cash stock based compensation for 2007 YTD of $2.0 million was significantly lower than the $2.6 million expense the previous year. The higher expense in 2006 YTD primarily reflects grants of options to our new management team in early 2006. Other operating expenses in 2006 YTD also included $0.5 million in respect of severance costs payable in common shares.

Other income (expense) for 2007 YTD was $(26.9) million compared with $(0.9) million in 2006 YTD. The major negative factor was the $27.6 million non-cash expense relating to the mark-to-market of our gold forward sales contracts. As a requirement of our term loan facility, in June 2007, we executed flat forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. The Hedging Contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce between 160,000 and 170,000 ounces annually during the term of the Hedging Contracts, of which 66,000 will be covered by the Hedging Contracts, leaving approximately 100,000 ounces annually leveraged to the price of gold. Since we have not designated these contracts as cash flow hedges, the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market is being immediately reflected on our income statement. The loss stems from the fact that the spot price of gold at the time the Hedging Contracts were entered into was $669 per ounce as compared with a price of $743 at the end of the third quarter.

Other income (expense) for 2007 YTD was favourably impacted by an increase in interest income from $0.3 million to $1.4 million. The equity financing in January – February 2007 generated net proceeds of approximately $59.2 million; much of this cash was still available into June 2007 before large payments were required under our capital expenditure program. Interest expense for 2007 YTD was $0.5 million reflecting the increase in advances under the term loan facility during the third quarter. An additional $0.1 million of interest was capitalized to property, plant and equipment during the third quarter. Agency and commitment fees relating to the term loan facility for 2007 YTD were $0.4 million.

Results for 2006 YTD were impacted by non-recurring costs of $1.2 million relating to termination of a proposed merger agreement with Romarco Minerals Inc.

For the past several quarters we have been implementing various strategies to extend the productive life of the leach pads. However, with no new material having been placed on the leach pads for the past several years, we are seeing a steady reduction in the gold ounces produced. In 2007 YTD production was 6,101 ounces compared with 11,444 in 2006 YTD. During the third quarter of 2006 we concluded that it was no longer economic to continue leaching the Vista pad. Closure operations for this location were completed in February 2007; formal approval of closure of the site and reclassification of the waste material was received in May 2007 from the California Regional Water Quality Board. Under the terms of our bonding arrangement with AIG, we have recovered costs of $0.3 million in respect of closure expenditures.

	Three months September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Gold sales revenue	1,281	1,897	4,060	6,776
Average price realized per ounce	$683	$618	$665	$592
Decrease in revenues	(616)	(256)	(2,716)	(1,076)
Change in revenues attributable to ounces sold	(738)	(893)	(3,164)	(3,211)
Change attributable to average selling price	122	637	448	2,135

Revenues from gold sales for 2007 YTD decreased by $2.7 million or 40% compared to 2006 YTD as the effect of lower ounces sold significantly outweighed the positive impact of higher selling prices.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of sales	7,726	1,194	14,257	6,902
Increase (Decrease)	6,532	(1,207)	7,356	(1,415)
Gross profit (loss) %	(503)%	37%	(251)%	(2)%

Cost of sales for 2007 YTD increased by $7.4 million or 107% compared to 2006 YTD. The increase reflects the resumption of mining operations in June 2007 and the rapid increase in stripping activities as the mining fleet came into service during the third quarter. The higher costs also reflect increases in fuel, chemicals, power and payroll costs. Mine site administration cost have also increased as we assembled the management team to handle the construction program and resumed production. Costs for 2007 YTD were also impacted by substantially higher amortization costs for the new plant and equipment that became available for use during the period. Cost of sales in 2006 YTD included a credit of $1.5 million relating to a reduction in the provision required for reclamation costs; there was no comparable item in 2007 YTD.

A comparison of the major components of cost of sales is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Mine operating costs	6,066	2,239	11,741	7,116
Amortization and accretion	1,609	342	2,361	989
Royalties	50	72	154	256
Reclamation cost recovery	-	(1,460)	-	(1,460)

Other operating expenses for 2007 YTD were $5.9 million compared with $7.4 million in 2006 YTD. General and administrative expenses are consistent with the previous year. Stock based compensation in 2007 YTD is approximately $0.7 million lower than the prior year primarily because of high initial amortization expense, reflecting the vesting schedule of awards to the new management team in 2006. 2006 YTD also includes $0.5 million in respect of severance costs for former management, settled by way of issuance of common shares.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
General and administrative	958	1,103	3,181	3,278
Stock based compensation	662	868	1,950	2,638
Exploration - Mesquite	(273)	251	759	962

Other income (expense) for 2007 YTD amounted to $(26.9) million compared with $(0.9) million the previous year. The major contributor to this cost increase was the $27.6 million charge in respect of the unrealized mark-to-market loss on our forward gold sales contracts. Interest income for 2007 YTD was $1.4 million compared with $0.3 million the previous year. The increase relates primarily to cash on deposit after the equity issue in January - February 2007. Interest expense of $0.5 million in 2007 YTD reflects advances under the term loan facility which commenced in July 2007. In addition, in 2007 YTD we recorded a foreign exchange gain of $0.3 million relating to our retaining part of the proceeds of the January 2007 equity issue in Canadian dollars during a period when that currency was strengthening in relation to the U.S. dollar. During 2007 YTD, we incurred agency and commitment fees of $0.4 million and amortized deferred debt issuance costs of $0.2 million in connection with the term credit facility that became effective March 30, 2007. The most significant item of cost in 2006 YTD was the $1.2 million required to terminate the Romarco merger proposal.

  A comparison of the major items included in other income (expense) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income	341	89	1,383	267
Interest expense	(457)	-	(457)	(20)
Agency and commitment fees	(150)	-	(391)	-
Amortization of deferred debt issuance costs	(118)	-	(227)	-
Loss on mark-to-market of gold hedging contracts	(28,331)	-	(27,572)	-
Gain on foreign exchange	89	(8)	294	(8)
Expenses of Romarco merger termination	-	-	-	(1,225)

Results of Operations

Nine Months Ended September 30, 2007 (“2007 YTD”) Compared to Nine Months Ended September 30, 2006 (“2006 YTD”).

Reflecting the anticipated decline in productive capacity of the leach pads, poured gold production for 2007 YTD was 6,083 ounces compared with 10,893 ounces in 2006 YTD. Gold sales for the period were 6,101 ounces at an average selling price of $665 per ounce for revenues of $4.0 million compared with 11,445 ounces at an average selling price of $592 per ounce for revenues of $6.8 million in the previous year.

Mine operating costs for 2007 YTD were $11.7 million compared to $7.1 million for 2006 YTD. The increase reflects the resumption of mining operations in June 2007 and the rapid increase in stripping activities as the mining fleet came into service in the third quarter. Although we have implemented various cost reduction strategies to offset the impact of the diminishing productive capacity of the leach pads, cost savings have been largely offset by higher power rates, increased costs of chemicals and increases in engineering department labour and use of consultants. Mine site administration costs for 2007 YTD also increased significantly over 2006 YTD, reflecting increases in staffing and relocation costs as we prepare for resumption of mining operations. Lower royalty expenses in 2007 YTD compared with 2006 YTD reflect lower gold ounces sold. Cost of sales in 2006 YTD was favourably impacted by a credit of $1.5 million relating to a reduction in our provision for reclamation costs. The foregoing factors resulted in a gross loss of $10.2 million for 2007 YTD compared with $0.1 million in 2006 YTD.

General and administrative expense of $3.2 million in 2007 YTD was consistent with expense in 2006 YTD. However, costs in early 2006 included significant one-time expenses such as costs associated with the proposed Romarco merger, severance costs and costs of transitioning to the new management team. Costs in 2007 YTD reflect the increasing scope of corporate activities with emphasis on financing initiatives, investor relations, technical support for Mesquite operations and information technology initiatives.

Stock based compensation represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The decrease in expense to $2.0 million in 2007 YTD from $2.6 million in 2006 YTD relates to the high initial amortization of options granted to the new management team in February of 2006 and their ongoing amortization thereafter.

Exploration activities at Mesquite during 2007 YTD were $0.8 million and relate primarily to a drilling program to delineate a deep sulphide ore deposit not previously included in the calculation of our reserves and resources at Mesquite. Costs of $1.0 million in 2006 YTD relate primarily to the completion of the Mesquite feasibility study. In addition to the drilling costs expensed in 2007 YTD, we have capitalized development drilling costs of $1.6 million at the Brownie Hill zone. The Brownie Hill program resulted in proven and probable reserves being increased from 2.36 million gold ounces to 2.77 million ounces, and measured and indicated resources (inclusive of mineral reserves) increased from 3.61 million ounces to 3.87 million ounces.

Other income (expense) for 2007 YTD was $(26.9) million compared to $(1.0) million in 2006 YTD. We earned $1.4 million on our surplus cash in 2007 YTD which was increased significantly by the equity issue in January and February. Advances under the term credit facility commenced in July 2007 and gave rise to interest expense of $0.5 million. There was no comparable expense in 2006 YTD. The term credit facility that became effective March 30, 2007 gave rise to agency and commitment fees of $0.4 million that have been expensed in 2007 YTD, and deferred debt issuance costs of $3.6 million, of which $0.2 million has been amortized in 2007 YTD. In addition, at September 30, 2007, we recorded a cumulative loss of $27.6 million relating to the mark-to-market of our forward gold sales contracts, and recorded an exchange gain of $0.3 million through retaining a portion of the proceeds of our equity issue in Canadian dollars. The most significant item of cost in 2006 YTD was our payment of a termination fee of $1.0 million and expense reimbursement costs of $0.2 million on termination of the proposed merger agreement between us and Romarco.

The above were the major factors in our reporting a net loss to common shareholders for 2007 YTD of $43.0 million or $0.39 per share, compared with a net loss of $8.4 million or $0.14 per share in 2006 YTD.

Three Months Ended September 30, 2007 (“Q3/07”) Compared to Three Months Ended September 30, 2006 (“Q3/06”).

Poured gold production for Q3/07 was 1,843 ounces compared with 3,029ounces in Q3/06. Gold sales for Q3/07 were 1,876 ounces at an average selling price of $683 per ounce for revenues of $1.3 million compared with 3,070 ounces at an average selling price of $618 per ounce for revenues of $1.9 million in Q3/06.

Mine operating costs for Q3/07 were $6.1 million compared to $2.2 million for Q3/06. Mining operation ramped up rapidly in Q3/07 as the new mining fleet was commissioned and placed in service. The same cost pressures as referred to in 2007 YTD impacted this cost segment in Q3/07. Mine site administration costs for Q3/07 also increased significantly over costs for Q3/06, reflecting the fact that we are now staffed for resumed mining operations. Amortization and accretion expense for Q3/07 increased to $1.6 million from $0.3 million in Q3/06 reflecting the fact that most of the mining fleet was in service by Sept.30, 2007. The foregoing factors resulted in a gross loss of $6.4 million for Q3/07 compared with a gross profit of $0.7 million in Q3/06.

In other operating expenses for Q3/07, general and administrative expense of $1.0 million in Q3/07 was down from $1.1 million in Q1/06. The components of this expense item have changed, as discussed above. Stock-based compensation for Q3/07 was $0.7 million compared with $0.9 million in Q3/06. This charge reflects high initial amortization expense, reflecting the vesting schedule of options granted to management hires during both periods. Exploration activities at Mesquite during Q3/07 reflect a credit of $0.3 million in respect of an over-accrual for costs in the second quarter relating to the non-oxide drilling program. Costs in Q3/06 relate primarily to the completion of the Mesquite feasibility study.

Other income (expense) for Q3/07 was $(28.6) million compared to $0.1 million in Q3/06. As noted previously, the major factor in this expense was the mark-to-market of our forward gold sales contracts which gave rise to a loss of $28.3 million in the quarter. Interest income in Q3/07 was $0.3 million compared with $0.2 in 2006 YTD. We maintained bank balances of approximately $25.0 million (including $7.5 million of restricted cash) during Q3/07, after we had made our required contributions to the capital spending program under the terms of the term credit facility. Interest expense in Q3/07 was $0.5 million reflecting three advances under the credit facility totaling $51.1 million at September 30, 2007. In addition, we capitalized interest of $0.1 million in respect of financing costs for the construction of assets for our own use.

The above were the major factors in our reporting a net loss to common shareholders for Q3/07 of $36.4 million or $0.31 per share, compared with a net loss of $2.0 million or $0.02 per share in Q3/06.

Liquidity and Capital Resources

Our August 2006 feasibility study and subsequent projections, indicated that we would need significant funding to sustain our operations and complete our capital program until we started to generate free cash flow in April, 2008. For the past several months we have been addressing these capital needs. In 2007 YTD we were successful in raising fresh equity of approximately $59.2 million through a public offering of 33,330,000 common shares at a price of Cdn.$2.25 per share; we also established a credit facility of $105.0 million. Additionally, on October 12, 2007 we raised approximately $33.5 million through a public offering of 11,316,000 common shares at a price of Cdn.$3.05 per share.

At September 30, 2007 our available cash balance was $18.0 million, our restricted cash was $7.5 million, and our working capital was $23.6 million. In addition, we had unutilized credit facilities of $53.9 million of which $36.2 million is available for the Mesquite Expansion project and $17.7 million is available for general corporate purposes. On October 23, 2007 an additional $13.0 million was drawn under the credit facility, leaving $23.2 available for the Mesquite Expansion and $17.7 for general corporate purposes. This represents a significant improvement in our financial position since December 31, 2006 when we reported cash of $5.5 million and working capital of $4.6 million.

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

In connection with the term loan facility, on June 7, 2007 we executed flat forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. The Hedging Contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce between 160,000 and 170,000 ounces annually during the term of the Hedging Contracts, of which 66,000 will be covered by the Hedging Contracts, leaving approximately 100,000 ounces annually leveraged to the price of gold.

On June 14, 2007 we announced that we had satisfied or had received a waiver on all conditions precedent to the availability of the term loan facility, and on July 18, 2007 we received $20.4 million, representing the first advance under the $87.3 million portion of the Term Loan Facility available for development of Mesquite Mine. There were two additional advances during 2007 YTD that brought total advances to $51.1 at September 30, 2007. On October 23, 2003 we received a further advance of $13.0 million to bring the total to $64.4 million

During 2007 YTD our liquidity was also improved through the conversion of warrants and the exercise of stock options, for proceeds of $3.4 million.

Cash required for operating activities in 2007 YTD was $18.4 million compared with $5.4 million in 2006 YTD. The net loss for the period was $43.0 million but this included the non-cash impact of the $27.6 million mark-to-market loss on forward sales contract and other non-cash expense items such as: depreciation and accretion expense of $2.4 million, amortization of deferred debt issuance costs of $0.2 million and stock-based compensation of $2.0 million. A change in the composition of non-cash working capital items during 2007 YTD generated $0.3 million. An increase in accounts payable and accrued expenses of $3.7 million was largely offset by an increase in inventories of $1.9 million and an increase in prepaid expenses of $1.6 million. The inventory increase reflects the $1.8 million value of new ore placed on leach pads during Q3/07. The prepaid expense increase reflects additional advance premiums under the updated environmental risk insurance program. In addition, available cash was reduced by a $7.5 million transfer to a Cost Overrun Account established under the term credit facility. This has been classified as restricted cash. In 2006 YTD, our net loss was $8.4 million. This cash requirement was reduced by non-cash depreciation and accretion of $1.0 million and stock-based compensation of $2.6 million. In addition, a reduction in cash for working capital items generated $0.1 million.

Cash required for investing activities in 2007 YTD was $79.5 million compared with $0.5 million in 2006 YTD. Major aspects of this spending are $63.0 million for shovels, haul trucks and other ancillary equipment under our mining fleet acquisition program, $7.7 million for leach pad expansion, $1.6 million for development drilling at the Brownie Hill zone at Mesquite and $2.1 million as additional deposit to our reclamation and remediation account with AIG.

The foregoing factors resulted in an increase in our cash position of $12.5 million in 2007 YTD compared with $3.1 million in 2006 YTD. For Q3/07 the decrease in cash was $0.7 million compared with $0.6 million in Q3/06.

For the balance of 2007, our cash requirements to fund operations and the capital program will be funded by additional advances under the term loan facility. We anticipate that by year-end 2007 we will have drawn down approximately the full $87.3 million available under the loan facility for development at Mesquite. We expect to generate positive free cash flow in the first quarter of 2008. We therefore believe that we have adequate financial resources in place to finance the Mesquite expansion.

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

Ore on Leach Pads and Metal-in-Process Inventories

Prior to July 2007, the Company placed no value on the mineralized material that had been placed on the leach pads at the Mesquite Mine by Newmont Mining Corporation prior to the acquisition of the property by the Company on November 7, 2003. In August, 2006 the Company announced the completion of the Mesquite feasibility study, which indicated proven and probable reserves of 2.36 million ounces of gold, and in March 2007 the Company announced that proven and probable reserves had increased to 2.77 million ounces. The reserve estimates support the recoverability of capitalized and inventoried production costs. Accordingly, on resumption of mining operations and the placement of new ore on the leach pads commencing July 2007, the Company has begun to value new ore placed on the leach pads at the lower of average cost or net realizable value. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation, depreciation, amortization and depletion relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

Under the heap leaching process, ore on leach pads is treated with a chemical solution which dissolves the gold contained in the ore. The solution is further processed in a plant where the gold is recovered. Metal-in-process inventories represent metal in solution or in subsequent stages of the refining process. In-process inventories are measured based on assays of the solution and projected recoveries from the refining circuit and are valued at average production cost or net realizable value. Average production cost is based on the average cost of material fed into the process from the leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities.

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

     Recent Accounting Pronouncements

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN No.48”) effective January 1, 2007. The purpose of FIN No.48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings of the year of adoption. The adoption of this standard did not have an impact on the financial condition or the results of the Company’s operations.

In March 2006, the FASB issued Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry”. EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. During the development stage of a mine, pre-production stripping costs are capitalized and typically are amortized over the productive life of the mine. The Company is following this guidance in its accounting for stripping costs associated with the expansion of the existing mine workings at Mesquite.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. However, for some entities, application of the Statement will change current practice. The provisions of the Statement are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on the Company’s overall results of operations or financial position.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is expected to expand the use of fair value measurement, The Statement is effective as of the start of the Company’s first fiscal year that commences after November 15, 2007. The Company is currently evaluating the impact of adoption of SFAS No.159 on its overall results of operations or financial position.

Contractual Obligations

The following table presents the contractual obligations outstanding as at September 30, 2007:

In $000s	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Mining equipment fleet	9,010	9,010	-	-	-
Reclamation and remediation obligations (1)	8,005	-	802	-	7,203
Other purchase commitments	15,859	15,859	-	-	-
Total	32,874	24,869	802	$-	7,203

(1) In current dollars (undiscounted).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at June 30, 2007 and December 31, 2006 or at the date of this report.

Outlook – balance of 2007

Since the old material on our leach pads has been virtually exhausted and we have not yet started leaching new material, we are not forecasting significant additional gold production for the balance of 2007 over and above the 6,083 ounces produced in 2007 YTD.

Management’s primary focus is now on optimizing the effectiveness of the mining fleet, completion of stripping activity, increasing ore production and completion of the remaining aspects of the capital program.

Total planned spending on the mining fleet is now $73.1 million. As at September 30, 2007 equipment valued at $63.4 million had been delivered and orders valued at $9.7 million were outstanding. In addition to the mining fleet, we are planning on spending an additional approximately $21.8 million during the balance of 2007 and in early 2008 on other plant and infrastructure upgrades and expansion projects at Mesquite. The major aspects of this program are the leach pad expansion, retrofit of the process plant, and construction of a truck repair shop, warehouse and mine operations administrative office. We are working closely with several environmental agencies and local authorities to ensure that all required building and expansion permits are in place and that we have the necessary surety bonds posted to cover our latest reclamation cost estimates.

During 2006 we started to build the management team for the re-activated operations at Mesquite. This process continued through September 2007 and we have now have in place the management, supervisory and operating personnel for resumed mining operations at Mesquite Mine. We now have a full complement of approximately 175 employees, excluding outside contractors for our fleet maintenance function.

Pre-production stripping operations started in June 2007 and will continue through January 2008. Initial movement of fresh material to the leach pads took place in July 2007 and commercial production is planned for January 2008.

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

None

Item 5.  Other Information.

None.

Item 6. Exhibits

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

Date: November 5, 2007

WESTERN GOLDFIELDS, INC.

	By:	/s/ Raymond Threlkeld
Name: Raymond Threlkeld
Title: President and Chief Executive Officer