Form 10KSB
period 2007-12-31
Western Goldfields Inc.
filed 2008-03-28
CIK 1394186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10 - KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from – to –

Commission File Number: 000 - 51076

WESTERN GOLDFIELDS INC.
(Name of Small Business Issuer in its Charter)

Ontario, Canada	98 - 0544546
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2 Bloor Street West, Suite 2102, PO Box 110
Toronto, Canada	M4W 3E2
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (416) 324 - 6000

Securities registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12 (g) of the Act: Common Stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to   be filed by Section 13 or 15(d)   of   the   Securities   Exchange Act during the past 12 months (or for such shorter period that   the   Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in   response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $4,665,890

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of February 29, 2008 was $479,400,000. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of February 29, 2008 there were 136,174,686 shares of common stock of the issuer issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Form at (check one): Yes ☐ No ☒

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 6. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events and, by their nature, are inherently uncertain and beyond our control.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation:

•	the effect of political, economic and market conditions and geopolitical events;
•	the actions and initiatives of current and potential competitors;
•	our reputation;
•	investor sentiment; and
•	other risks and uncertainties detailed elsewhere throughout this report.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K/SB, Quarterly Reports on Form 10-Q/SB and Current Reports on Form 8-K, any amendments thereto, available on the Securities and Exchange Commission website at www.sec.gov, and in the corresponding documents filed in Canada.

CAUTIONARY NOTE TO U.S INVESTORS CONCERNING ESTIMATES OF MEASURED,
INDICATED AND INFERRED RESOURCES

This 10-KSB uses the terms "measured", "indicated" and/or "inferred" mineral resources. United States investors are advised that while such terms are recognized by Canadian regulations, the United States Securities and Exchange Commission does not recognize them. United States investors are cautioned not to assume that all or any part of mineral resources will ever be converted into mineral reserves. Inferred mineral resources have a great amount of uncertainty as to their existence, and as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or other economic studies. United States investors are cautioned not to assume that all or any part of an inferred mineral resource exists, or is economically or legally mineable.

ITEM 1.  DESCRIPTION OF BUSINESS

(a) Business Development

We were formed pursuant to a reorganization completed in June 2007 whereby our predecessor, Western Goldfields, Inc., an Idaho corporation (“WGI Idaho”), became our wholly-owned subsidiary as a result of a merger with a newly created subsidiary company, Western Goldfields (USA) Inc., a Nevada Corporation. WGI Idaho was incorporated as Bismarck Mining in the State of Idaho in 1924 and changed its name to Western Goldfields, Inc. in July 2002. We are an independent gold producer focused on completing the expansion of the Mesquite Mine (“Mesquite” or the Mine”) in Imperial County, California.

In early 2003, we acquired Mesquite from Hospah Coal Company (“Hospah”), a wholly-owned subsidiary of Newmont Mining Corporation (“Newmont”), pursuant to an asset purchase agreement. These assets are now held by our wholly-owned subsidiary, Western Mesquite Mining Inc. The transaction included:

•	Assumption of reclamation and closure liabilities at the property, estimated at $6,000,000;

•
Provision of approximately $7,800,000 in reclamation bonds to various governmental authorities replacing equivalent bonds previously provided by Newmont. In January 2007 and May 2007, we were notified that the required amount of bonding had been increased to $8,600,000 and $11,300,000, respectively;

•
Issuance of additional common shares and warrants to purchase our common shares valued at approximately $3,100,000. As a result of the transaction, Hospah acquired 3,454,468 of our common shares and warrants to purchase an additional 8,091,180 of our common shares. On April 18, 2005, Hospah surrendered warrants to purchase 2,035,000 of our common shares;

•	The grant to Hospah of a perpetual net smelter return royalty ranging, according to location, from 0.5% to 2.0% on any newly mined ore; and

•
The grant to Hospah of a net operating cash flow royalty equal to 50% of the proceeds received from the sale of gold and silver produced from materials in place on the heap leach pads on the date of the acquisition, less certain operating costs, capital expenses and other allowances and adjustments.

Mesquite is our most important asset, and provided us with current gold production from material that was placed on the heap leach pads by Newmont and previous owners of the property until late 2007. The gold produced provided us with operating cash flow. In January 2008 we commenced operations for the production of gold from ore placed on the leach pads in the second half of 2007.

In 2007 we completed the financing required for the development of the Mesquite Mine to bring it back into full production based on the feasibility report completed in August 2006. See “Our Feasibility Study” below and “Cautionary Notice Regarding Forward-Looking Statements.”

In early 2006, we conducted a review of certain of our other exploration properties which were located in California, Idaho and Nevada. Based on the outcome of this review, we disposed of these exploration properties on June 19, 2006.

New Management and Private Placement Financing

On February 13, 2006, we announced the restructuring of our Board of Directors and the appointment of a new senior management team, including Mr. Randall Oliphant as Chairman of the Board, Mr. Raymond Threlkeld as President and Chief Executive Officer, Mr. Brian Penny as Chief Financial Officer and Mr. Paul Semple as Vice President of Projects. On February 20, 2006, we announced the completion of a $6,000,000 private placement of our common stock. The proceeds from this private placement were used:

•	to repay in full our outstanding debt facility of $1,500,000 plus accrued interest;

•	to pay $1,953,257 to Romarco Minerals Inc. in full satisfaction of amounts owing upon termination of a merger agreement with that company;

•	to pay costs of approximately $821,000 for the completion of the Mesquite feasibility study; and

•	the balance for general corporate purposes.

Feasibility Study and Subsequent Developments

On August 9, 2006, we announced the completion of a positive feasibility study to expand the operation of our Mesquite mine property. We also announced proven and probable reserves of 2.36 million ounces of gold. See “Our Feasibility Study”. Accordingly, we have begun to capitalize costs considered to be development of the Mesquite mineral property.

Since completion of the feasibility study, our primary focus has been on obtaining financing for and completing the expansion of the Mine. We expect to complete the expansion project in the second fiscal quarter of 2008. On August 28, 2006, our common shares commenced trading on the Toronto Stock Exchange under the symbol WGI, and on November 8, 2007, our common shares commenced trading on the American Stock Exchange under the symbol WGW.

On November 21, 2006, we announced that the Board of Directors had approved capital expenditures for the mining fleet totaling $67.0 million and that we had issued purchase orders totaling $60.9 million.

On November 30, 2006, we announced the signing of a mandate letter with Investec Bank (UK) Limited to arrange and underwrite up to $105 million of project debt and that we had received an indicative term sheet.

On December 13, 2006, we announced positive initial results from the exploration drilling program underway at the Mesquite Mine.

On January 25, 2007, we sold 31,115,000 shares of common stock pursuant to a prospectus supplement to our shelf prospectus, which we filed in October 2006 for gross proceeds of approximately $59.4 million and net proceeds of approximately $55.2 million. On February 1, 2007, we sold a further 2,215,000 shares of common stock pursuant to a prospectus supplement to our shelf prospectus, for gross proceeds of approximately $4.2 million and net proceeds of approximately $4.0 million. These shares of common stock were issued upon the exercise of the underwriter’s over allotment option. We have been using the proceeds from this offering to finance our on-going activities at Mesquite, including the acquisition of the majority of the mining equipment fleet, as well as for general corporate purposes.

On March 30, 2007, the Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc., entered into a new term loan facility with Investec Bank (UK) Limited under which the Company will be able to borrow up to $105.0 million in connection with the development of the Mesquite Mine. Interest on advances will be at U.S. LIBOR plus 2.2% until completion (as defined in the credit agreement) and 1.75% after completion. Completion is expected to occur during the second half of 2008. The agreement, in conjunction with the earlier equity financing, completed the financing requirements for Mesquite. The Company anticipates drawing $87.3 million to complete the Mesquite development plan. As of December 31, 2007, $76.5 million had been drawn and a further $2.7 million was drawn on February 7, 2008.

On October 12, 2007 we completed an offering of an aggregate of 11,316,000 common shares of the Company, no par value, at Cdn. $3.05 per share pursuant to a short form prospectus filed in Canada. The offering was not registered in the United States. The gross proceeds received from this offering were $35.0 million and the net proceeds were approximately $33.4 million. We plan to use the proceeds from this offering to finance regional exploration activities, carrying out testing on the non-oxide resources, corporate development activities and for general working capital purposes.

Hedging Activities

Our preferred approach is to avoid hedging and provide our shareholders with leverage to changes in the price of gold by selling in the spot market. Under the terms of the term loan facility which we negotiated in early 2007, we were required to enter into a gold hedging program acceptable to the banking syndicate. In June, 2007 we entered into a series of flat forward sales contracts for 429,000 ounces of gold at a price of $801 per ounce. These hedging contracts represent a commitment of 5,500 ounces per month for 78 months commencing July 2008 with the last commitment deliverable in December 2014.

The Company has not designated these contracts as cash flow hedges. Accordingly the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market of these contracts is immediately reflected on the income statement of the Company and the cumulative effect is reflected as an asset or liability on the balance sheet. At December 31, 2007, the spot price for gold was $836 per ounce as compared with our forward sale price of $801, which resulted in our recording an unrealized loss and a long term liability of $58.9 million.

Reorganization

On June 19, 2007 the shareholders of our predecessor company, Western Goldfields, Inc., an Idaho corporation (“WGI Idaho”), approved an agreement and plan of merger which became effective June 29, 2007 whereby our place of incorporation was changed from Idaho, USA to Ontario, Canada, and our name was changed from Western Goldfields, Inc. to Western Goldfields Inc. (or “WGI Ontario”). We believe that the reorganization allows us to take advantage of financial and other business opportunities that would not be available under our previous corporate structure, including: being able to complete transactions requiring shareholder approval more quickly; having a higher profile in the Canadian markets, as we will now be considered a “mid-cap” Canadian company and, being a more attractive investment to a wider range of Canadian investors, while still being able to access U.S. capital markets.

On completion of the reorganization, the shares of common stock in Western Goldfields, Inc. (the predecessor Idaho corporation) automatically became an equal number of common shares of no par value in Western Goldfields Inc. (the successor Ontario corporation) and the economic ownership of shareholders in the new company remained unchanged.

The Company’s four wholly owned subsidiaries are now: Western Goldfields (USA) Inc. (a holding company), Western Goldfields (Canada) Inc. (a management company), Western Mesquite Mines, Inc. (an operating company), and Calumet Mining Company (an exploration company).

Our current corporate structure is as follows:

(b) Business of the Issuer

We are an independent gold production and exploration company with a focus on precious metal mining opportunities in North America. Currently the Mesquite Mine is our sole mineral property. Mesquite is a low-grade, open-pit operation employing heap leach pad technology which we acquired in November 2003 from Newmont. The mine is fully permitted.

From late 2003 until late 2007, the Mine provided us with residual gold production from material that had been placed on the heap leach pads by Newmont and previous owners of the property. This production provided us with some operating cash flow to help sustain our operations pending the reactivation of the Mine. In January 2008 we commenced operations for the production of gold from ore placed on the leach pads in the second half of 2007.

After a change in the management team and the provision of interim new financing in February 2006, in August 2006 we completed a feasibility study for expansion and operation of Mesquite based on proven and probable reserves of 2.36 million ounces of gold. The feasibility study provided grounds to resume mining operations and to expand existing, inactive open pit mines on the property. See “Our Reserves”.

In 2006 we also conducted a review of certain of our other exploration properties. Based on the outcome of this review, we disposed of these exploration properties on June 19, 2006.

Since completion of the feasibility study, our priority has been to finance the development of the Mesquite Mine and bring it back into full production. We achieved both these objectives by December 31, 2007. The Mine is now fully funded and we anticipate average annual production between 150,000 – 170,000 ounces of gold during the first eight years of the twelve year mine life. Full production at the Mine resumed in January 2008 and our focus is now on achieving the anticipated rate of production and completing planned improvements to the property.

In late 2006 we embarked on an expansion capital expenditure program of $108.6 million to acquire the mobile mining fleet and carry out several major infrastructure projects necessary to bring Mesquite back into full production. The fleet includes 14 haul trucks, 2 shovels, 1 front end loader and several ancillary items. Commencing in the Spring of 2007 we started to take delivery of the mining units and by year-end all the units had been placed into service. The major items in the construction program are the leach pad expansion, retrofit of the process plant, and construction of a truck repair shop, warehouse and mine operations administrative office. Much of this work had been completed by December 31, 2007 and we expect the remaining tasks to be completed early in the second quarter of 2008. The expansion program has gone according to plan and is on budget; on the basis of progress in the construction program, we were able to accelerate the start of gold production at Mesquite to January 2008, three months ahead of the original schedule.

On March 26, 2007 we announced that we had increased proven and probable reserves at Mesquite from 2.36 million ounces of gold to 2.77 million ounces. Approximately 50% of the increase is attributable to assay results from a drilling program of 27 holes at the Brownie Hill area of the mine which converted inferred oxide resources to proven and probable reserves, and the remaining 50% is attributable to an increase in the reserve gold price assumption from $450 to $500 per ounce. At December 31, 2007, proven and probable reserves were estimated to be 2.76 million ounces, reflecting production depletion from the March 2007 estimates.

Our current operations involve circulating cyanide solution through the heap leach pads. The gold and silver in solution is then extracted by processing the “pregnant” solution through activated carbon which is then periodically treated to recover the gold and silver into dore. The dore is then transported to Johnson Matthey Inc. for further refining to 99.99% pure bullion.

We sell our gold production to bullion dealers and refiners. In 2007, our sales of $4.7 million were exclusively to one customer. In 2006, sales to two customers were $6.9 million and $0.9 million, respectively.

Description of the Mesquite Mine

The Mine property is located primarily in Sections 3-10 and 15-19, Township 13 South, Range 19 East, SBB&M, south of the Chocolate Mountains in Imperial County, California, approximately 35 miles east of Brawley, California, and 45 miles northwest of Yuma, Arizona, just north of the Mexican border at an elevation of between 600 and 1,000 feet above sea level. The property consists of 309 unpatented mining and millsite claims located on federal land administered by the Bureau of Land Management (“BLM”), approximately 170 patented tracts that are privately owned, and one piece of school trust lands leased from the California State Lands Commission (“State”). Part of the property is operated by Western Mesquite Mines, Inc. (“WMMI”) for mining purposes and part is operated by County Sanitation District No. 2 of Los Angeles (“LACSD”) for a regional landfill facility. The rights and obligations of WMMI and the LACSD are contained in a Mineral Lease and Landfill Facilities Lease Agreement dated June 25, 1993 (“the Landfill Agreement”). The term of the Landfill Agreement is 31 years commencing June 25, 1993, and so long thereafter as WMMI continues to mine or process ore on the property, but not to exceed 85 years in total.

With regard to that part of the property used for mining purposes, portions are privately owned by WMMI, portions consist of unpatented mining and millsite claims on BLM land that are owned (264 claims) or leased (45 claims) by WMMI, and portions are owned by the State and leased by WMMI. The subject leases are as follows:

▪
WMMI leases a group of 40 unpatented mining and millsite claims from the Sanitation District under the terms of the Landfill Agreement. As noted above, the term of that lease is 31 years commencing June 25, 1993, and so long thereafter as WMMI continues to mine or process ore on the property, but not to exceed 85 years in total.

▪
WMMI leases a group of five unpatented mining claims from Bonnie Kovac, James Harbison and Stephen Galambos Jr. pursuant to a Mineral Lease and Purchase Option dated October 20, 1982. The term of that lease is initially for 21 years and for a period so long thereafter as WMMI continues to exercise certain rights and continues to make minimum advance royalty payments under the lease.

▪
WMMI leases 657.87 acres of land from the State pursuant to a Mineral Extraction Lease (No. PRC 8039.2) issued October 1, 2002. The term of that lease is ten years with a preferential right to renew for two successive periods not to exceed ten years each upon such reasonable terms and conditions as may be prescribed by the State.

The overall area covered by the Conditional Use Permit, issued by Imperial County, and the Record of Decision, issued by the BLM, is approximately 5,200 acres. Mining operations are supported by existing infrastructure, a reliable water supply, grid electric power and State Highway 78, which passes close to the Mine. The nearest rail siding is 15 miles away, but the rail line will be extended to the Mine as part of the LACSD landfill project. The property is in a desert region with average annual rainfall of approximately three inches and sparse desert vegetation.

Since mining operations commenced in 1986, three major pits have been developed: Big Chief to the northwest of the property, Rainbow to the northeast of the property, and Vista in between them. The Mine infrastructure is located in the center of the property, feeding two distinct areas of leach pads located to the south on the pediment. Gold recovery and leach pad infrastructure is located to the northeast of the two pad areas and to the south of the mine infrastructure.

Expansion plan

Newmont developed a Mesquite Mine expansion plan to mine additional mineralized material remaining in-situ and adjacent to the open pits. A Record of Decision (“ROD”) was issued by the U.S. Bureau of Land Management (“BLM”) in 2002, allowing for the expansion of the existing operations. The ROD defines and authorizes future new disturbance that allows for expansion of the Big Chief, Rainbow and Vista open pits. Our feasibility study of August 2006 is the basis for the redevelopment of the mining operations.

Under the terms of our permits, new operations will process run-of-mine ore by expanding the easternmost, Phase 6 leach pads. The feasibility study report set out the mining fleet requirements for pre-production and commercial production. Our fleet acquisition program in 2007 was based on these requirements. Additional investment in the processing facilities, in the amount of $26.5 million, which includes $19.5 million for the heap leach pad expansion and $7 million for new processing facilities and modernization of existing facilities was also included in the expansion. In May 2007, an additional $2.6 million surety bond was posted in respect of future reclamation costs, bringing the total amount subject to such bonds in respect of reclamation costs to $11.3 million. Permit conditions defined by the ROD also include, among other things, the implementation and maintenance of tortoise education programs for employees, the construction of approved tortoise fencing and the provision of 1,394 acres of tortoise habitat within the Chuckawalla Bench Area, an area to the north of Mesquite Mine, to mitigate future disturbance of tortoise habitat. During the fourth quarter of 2006 we provided funds to the appropriate regulatory agencies for the purchase and management of the compensation lands.

Hanson Natural Resources Company (“HNRC”), a previous owner of the Mine, permitted a permanent landfill facility on a portion of the lands occupying the south-west sector of the property. In June 1993, Newmont entered into a mineral lease and landfill facilities lease agreement with HNRC to conduct mining operations concurrently with the proposed landfill operation. HNRC subsequently sold the landfill site to LACSD which proposes to commence landfill operations in 2009. We believe that there are opportunities for synergies between our mining operations and this future landfill operation. This agreement is more fully described in Future Landfill Development, below.

Geology and mineralization

The Mesquite Mining District lies beneath alluvial pediment deposits at the base of the Chocolate Mountains. Small bedrock outcrops were left uncovered by this pediment to form the pre-mine surface exposure of the deposit. Several regional blocks, comprised of distinct rock units, form boundaries to the district.

Lithologies exposed in the southern Chocolate Mountains include Proterozoic granitic and metamorphic rocks, Mesozoic metamorphic and plutonic units, early to mid-Tertiary volcanic and plutonic rocks, and Tertiary to Recent sedimentary units. Proterozoic to Mesozoic units are represented by the Chuckwalla Complex, while the Mesozoic terraine is a structurally complicated package of gneisses, schist, phylitte, and plutons (Manske, 1991). These include the Orocopia Schist, and probable Jurassic Winterhaven Formation, overlain by the Tertiary Quechan Volcanic rocks and Quaternary alluvial deposits. There are three main structural components which appear to have provided conduits for mineralization and offsets to mineralization found at the Mesquite Mine.

The Mesquite mine area is hosted in a Jurassic aged gneiss and pluton terrane. The stratigraphic sequence is, from bottom to top: mafic, hornblende biotite, and biotite gneiss overlain by Bay Horse Quartzite and Muscovite Schist. These units have been crosscut by a number of quartz, feldspar, biotite and muscovite rich granite sills, plutons and dikes. The gneiss units are present in a shallowly dipping stratigraphic sequence, offset by numerous high and low angle faults. This package is overlain by up to 400 feet of Tertiary lithified silts, sands, and gravels and unconsolidated Quaternary gravels.

Northwest trending structures appear to have the greatest control on gold distribution, while the younger northeast trending faults have offset mineralization in a stair step fashion. East west striking near vertical and northwest striking low angle structures are also seen on the property. The system is bounded by structures sub-parallel to the San Andreas Fault system. Deposition of gold was within an epithermal environment along fractures, and the deposit was subsequently oxidized down to around 500 feet below current surface topography. Visible gold has been identified throughout the Mesquite area. Small flakes of free “flour” gold have been found within the fault zones. Gold occurs at Mesquite as both submicron disseminated and coarse gold. All documented gold occurrences are native gold, and classification has been based on silver content and grain size.

The ores of Mesquite have proven to be readily amenable to heap leach processing over the past twenty years of operations.

Prior ownership and mining operations

In 1980, Goldfields Mining Corporation (“Goldfields”), began acquiring leases and started an exploratory drill program. In 1982, Goldfields announced it had discovered a bulk mineable gold deposit and the Mine was developed in 1985 with the construction of an open pit mine with heap leach gold recovery that commenced commercial operations in March 1986. In 1989, HNRC acquired Goldfields and subsequently exchanged its wholly owned gold operations for assets held by Santa Fe Pacific Minerals Corporation (“Santa Fe”) in 1993. In 1997, Newmont acquired Santa Fe and continued mining operations until May 2001. Newmont continued depositing ore on the heap leach pads until August 2001. Residual gold was drawn from the leach pads from 2001 until late 2007.

Total gold production from mine inception in 1986 through December 31, 2007 has been approximately 3,000,000 ounces of gold. Production during the final five years of mining operations is set out in the following table:

Year	Ore mined (000 tons)	Gold production (000 ounces)
1997	16,463	228
1998	11,537	154
1999	14,087	165
2000	12,841	121
2001	4,226	93
Total	59,154	761

Since cessation of mining operations in 2001, production from the residual leach operations has been as follows:

Year	Gold Production (000 ounces)
2002	57
2003	53
2004	27
2005	22
2006	13
2007	8
Total	180

Past results are not necessarily indicative of future production; although we anticipate annual production could be vary between 150,000 – 170,000 ounces of gold during the first eight years of a twelve year mine life, there can be no assurance that this production will occur on an economically feasible basis, if at all.

Holding costs and royalty agreements

We pay annual holding costs for our Mesquite properties of approximately $180,000. These include payments to the BLM, maintenance fees to Imperial County, California, state lease fees, a lease payment to LACSD and other lease fees and property taxes.

Previously mined material and any newly mined material at Mesquite will be subject to production royalties ranging from 2% to 6.8% depending on the location.

Newmont retained a 50% interest in the net operating cash flow on ore currently on the pad undergoing residual leaching. No royalty was paid under the contractual agreement in 2006 and 2007. This cash flow royalty was terminated in 2007.

In addition, Newmont retained a production royalty ranging from 0.5% to 2% net smelter return (“NSR”) on any newly mined ore. We started to pay this royalty in respect of our new production in late 2007. This interest was assigned by Newmont to Franco-Nevada U.S. Corporation under an agreement dated December 20, 2007.

Property	Original Owner	Newmont
California State Lands Lease	4.0 – 6.0%	0.5%
Wade/Kelly Patents	6.3%	0.5%
McCrae/Hoover Patents	6.3%	0.5%
Glamis & Associates Claims	2.0%	1.0%
Hospah Claims (Newmont)	—	2.0%

The majority of the property is not subject to production royalties since the original owners’ claims were mined out during earlier mining at Mesquite. The majority of the tons planned for the initial reactivation and expansion of Mesquite will be subject only to the Newmont 2% production royalty.

Mining permits

In May 2001, Newmont ceased mining at Mesquite. Permits for a proposed expansion were obtained by Newmont in early 2002 and include a Conditional Use Permit from Imperial County, California, dated March 27, 2002 and a Record of Decision from the Bureau of Land Management dated July 16, 2002. These permits were covered by our Asset Purchase Agreement of November 7, 2003 with Newmont and were fully transferred to us in April 2004. In addition, in February 2002, Newmont prepared a reclamation and closure plan for Mesquite that was approved by the relevant governmental agencies.

Discontinued residual leaching operations

With no new ore having been placed on the leach pads since 2001, the productive capacity of the leach pads has progressively deteriorated through 2007. Although we implemented various strategies to maintain output levels and monitor solution grades being produced by the leach pads, during the third quarter of 2006 we concluded that it was no longer economic to continue leaching the Vista pad and we commenced closure operations. Rinsing of the pad was completed in late January 2007 and a 16 hole drilling program was conducted to provide information as to residual cyanide levels. Formal approval of this closure was received from the California Regional Water Quality Board in May 2007. Costs of $350,000 relating to the Vista Pad reclamation and closure program were fully recoverable from the reimbursement account maintained with AIG.

We carry out regular reviews of our plans and provisions for closure operations. The feasibility study completed in August 2006 increased the mineral reserves for the Mesquite Mine. As a result, we completed a review of the reclamation plan and the reclamation and remediation liability as at September 1, 2006. The net present value of these obligations was revised to $4.9 million. In May 2007, we announced a further increase in the mineral reserves and the net effect is reflected in an increase of $0.1 million in our provision for reclamation and remediation as at December 31, 2007.

Until late 2007, virtually all our gold production at Mesquite came from residual leaching operations. During this period we were operating under an Interim Management Plan (IMP) prepared and approved by the U.S. Bureau of Land Management. The plan outlined the measures to be undertaken by us, as operator of the Mesquite site, to maintain the site during the period of non-mining activity. Under the IMP, priority was given to protecting public health and safety, while maintaining the site in a condition suitable for reopening when economic conditions were favourable.

In 2007 and 2006, all processing and gold dore bar production up to final refining was carried out on-site with our mine personnel. Poured gold production for the year was 8,000 ounces and 12,668 ounces in 2007 and 2006 respectively.

In the Spring of 2007 we started to place our new mining fleet in service and we began stripping operations in May. In July, we started to move new ore to the heap leach pads. Ore production and haulage rates improved rapidly and by year-end we had placed approximately 1.0 million tons of material, containing an estimated approximately 19,000 ounces of gold, on the leach pads. Leaching of the new ore started in December and was being reflected in gold production and sales in January 2008. Our focus is now on achieving levels of production commensurate with our objective of sales of approximately 155,000 – 165,000 ounces in 2008

Our feasibility study

In March 2006 we initiated a feasibility study with a view to establishing mineable reserves at Mesquite. Specifically, the study is designed to determine whether mineralized material, that is accessible under the approved expansion permits, can be economically exploited. The study used drilling results conducted by previous holders of the property and mineral rights. The total cost of the feasibility study was approximately $821,000.

In August 2006, Micon International Limited (“Micon”), an independent consultant of Toronto, Canada, completed the feasibility study and reported positive results.

The mineral reserve estimate for the Mesquite Mine Feasibility Study was prepared by M. Hester FAusIMM, Vice President, Independent Mining Consultants, Inc. (IMC), Tucson AZ. IMC updated the resource block model for the Mesquite Mine in May 2006.

The May resource model was estimated and classified based primarily on the historical drill data, consisting of 6,221 predominantly reverse circulation drill holes totaling 2.7 million feet. Gold assays were collected on five foot intervals providing approximately 487,850 sample intervals that were used in completing the estimate. The following figure shows the drill hole density over the Mesquite Mine area.

The resource block model is a computer generated model encompassing the entire proposed mining area with a series of regular blocks with dimensions of 25 feet x 25 feet x 30 feet in height. Relevant geological contacts, including the gravel-rock contact and the oxide-non oxide contacts were coded into the model blocks as was the current topographic surface. The contacts were primarily soft boundaries which had limited influence on grade interpolation.

Individual sample grades were capped at appropriate levels based on statistical analysis of the available sample data. The capped five foot sample data was composited over a 15 foot interval and used to interpolate gold grades into the individual model cells using an ordinary kriging algorithm based on variograms developed through geostatistical analysis of the composite data.

Block tonnage factors of 13.58 cubic feet per ton and 15.94 cubic feet per ton were assigned for hard rock and gravel respectively based on historical data.

The resulting block model was then classified as Measured, Indicated or Inferred based on modern geostatistical classification methods. IMC verified the resource model grade estimation by comparing the tonnages and grades estimated by the drill data to the tonnages and grades indicated by the historical blasthole data collected when the mine was in operation.

The resource model was subjected to floating cone analyses, based on the Lerchs-Grossman algorithm, at a gold price of US $450 per ounce and operating cost estimates as outlined in the following Table.

Economics for Floating Cone Evaluation (US$)

	Oxide	Non-oxide
Mining Cost Per Ton
Ore	$1.00	$1.00
Waste	$0.60	$0.60
Processing Cost Per Ore Ton	$1.00	$1.00
G&A Cost Per Ore Ton	$0.25	$0.25
Process Recovery	75%	35%
Gold Price Per Troy Ounce	$450	$450

Pit slope angles were based on “Report to Newmont Gold Company - Mesquite Mine - Re: Pit Slope Design and Development” by C.O. Brawner Engineering Ltd., dated June 1999.

Final pit designs were based on floating cones at a gold price of US$ 450 per ounce, except for the west side of Vista and east side of Big Chief where the $350 cone defined the location of a planned surface diversion drainage channel. The designs include haul roads and adequate working room for the equipment. The roads are 90 feet wide and at a maximum grade of 10%.

Based on the final pit designs, IMC developed a life of mine plan scheduled to deliver ore containing approximately 165,000 ounces recoverable gold per year to a run-of-mine (ROM) leach pad by conventional open pit mining methods. Depending on ore grade and recovery, this requires mining from 10.1 million to 16.2 million tons of ore per year (average of 13.6 million tons of ore per year). The peak total material movement is 54 million tons per year. The mine plan was sequenced to allow a significant amount of waste to be backfilled into previously completed mining areas.

IMC completed a life of mine production schedule to tabulate ore tons, gold grade, total material tons, and waste material tons on an annual basis. The distribution of ore and waste contained in each of the mining phases was used to develop the schedule, assuring that criteria such as continuous ore exposure, mining accessibility, and consistent material movements were met.

It is the opinion of IMC that the mine production schedule defines a mineral reserve for a mining project. Measured and indicated mineral resources in the design pits are converted to proven and probable mineral reserves respectively. Oxide reserves are reported above a cut-off grade of 0.006 oz per ton, non-oxide reserves are reported above a 0.012 oz per ton cut-off grade.

IMC estimated a mineral reserve for the Mesquite Mine as described in the following Table.

Mesquite Mineral Reserves (1)
August 2006
Reserve Class	Tonnage (000s) (2)	Grade oz/ton	Gold Ounces	Metallurgical Recovery (3)
Proven Mineral Reserves
Oxide	55,923	0.017	923,000	75-80%
Non-oxide	12,749	0.024	306,000	35-40%
Subtotal	68,672	0.018	1,229,000
Probable Mineral Reserves
Oxide	52,589	0.017	910,000	75-80%
Non-oxide	9,647	0.023	222,000	35-40%
Subtotal	62,236	0.018	1,132,000
Proven and Probable Total	130,908	0.018	2,361,000

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated in a full feasibility study to be viable and justifiable under reasonable investment and market assumptions.

The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at the Mesquite Mine will be accomplished in the ordinary course and in a timeframe consistent with our current mine plans.

The term “proven reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.

The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven and probable reserves were calculated using different cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material that can economically be included in the reserves in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and type of milling or leaching facilities available. The cut-off grades used in the reserve estimates at the Mesquite Mine were 0.006 for oxide material and 0.012 for non-oxide material.

August 2006 reserves were calculated at a gold price of $450.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.

(3)
Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest 1,000.

Based on these estimated mineable reserves, we have developed a mine plan and processing design to mine and treat around 16 million tons per year of ore.  Based on the total of 131 million tonnes contained in the mineable reserves, a project life of about 13 years is proposed, including 19 months of engineering, procurement, construction and development followed by about 9½ years of mine production and 2 additional years of re-leaching.

The feasibility study results were based on the following main assumptions:

•     sunk costs were not included
•     payment of applicable royalties, estimated at approximately $20 million, was included
•     payment of California gold tax, estimated at approximately $8 million, was included
•     a working capital allowance was not included
•     state and federal taxes, including property taxes, were included; and
•     all operating and capital costs were based on second quarter 2006 US dollar costs.

Capital Cost Estimates

The following chart shows the December 2006 estimates of the main initial capital costs involved in the reactivation of the Mine. These estimates are based on the feasibility study, updated to include the actual cost of the mining fleet and other expenditures committed to at December 31, 2006.

		Millions
Mining fleet		$67.0
Infrastructure
Plant and infrastructure	$15.0
Heap leach pad expansion	10.3	25.3
Contingency		3.3
Owner’s cost		2.3
Total		$97.9

In addition, approximately $18.7 million was required to be spent on pre-stripping activities in 2007 prior to the commencement of expanded operations in 2008.

Operating Cost Estimates

The following chart shows the feasibility study estimates regarding the main operating costs involved in the operation of the Mine. Operating cost estimates included all on site mining and processing activities as well as general and administration costs to manage the operations. The operating costs were based upon August 2006 salary levels and consumable costs for the existing operations at the Mine.

Unit Operating Costs Estimates

Mining cost per ton	$0.76
Processing cost per ton of ore	$1.02
General and administrative cost per ton	$0.32
California gold tax per ounce	$5.00
Royalties (NSR)	2.41%

Cost of Sales Per Ounce

The following chart shows the feasibility study estimates regarding the cost of sales from the Mine during the life of the mine.

Cost of Sales Per Ounce(1)
($ per ounce)

Cost of sales per ounce before California gold tax and royalties	$318
California gold tax	5
Royalties	12
Cost of sales per ounce before pre-production stripping expense	335
Pre-production stripping expense (principally 2007)	11
Total cost of sales per ounce	346
Total capital (LOM) - $112.6 million
Total ounces of gold recovered - 1,666,255
Capital cost per ounce recovered	68
Total costs per ounce	$414

Capital and Operating Costs – Updated Projections to Early 2008.

While we believe that the Feasibility Study provided an excellent basis for the long term planning for resumption and continuation of mining operations at Mesquite, we recognize that the cost structure and assumptions that underpin it are dynamic. We continue to experience a period of worldwide high demand for mineral resources which has had a significant impact on commodity prices and on the price and availability of many of our major cost inputs. We are continually updating our projections and assumptions based on changing circumstances.

A $108.6 million expansion capital spending plan for Mesquite, including $76.5 million for acquisition of the mining fleet, was approved by our Board of Directors in late 2006. The major reason for the increase over the Feasibility Study estimate of $97.9 million was our decision to source truck haul units that would meet more stringent environmental standards in California. We currently estimate that actual spending on the program will be approximately $109.2 million.

In early March 2008, we announced that forecasted cost of sales per ounce for the full year 2008 will be in the range of $410 - $430(1). The increase over previous guidance is due to certain factors and assumptions that were not built into the Feasibility Study, such as additional labour and fuel costs associated with adding a fourth crew of truck operators. The additional crew will ensure adequate waste removal to offset the effect of lower than modeled truck speeds for waste and ore hauls. The reduced speeds are a result of the type of tires currently available in the marketplace. The Company expects to procure better performing radial tires for 2009 which will result in increased truck speeds for its haul trucks, allowing Mesquite to return to originally anticipated production rates and cost of sales. Production for 2009 is forecast between 150,000 – 160,000 ounces of gold at a cost of sales of $360 - $370(1) per ounce, in line with original forecasts.

(1)	Cost of sales per ounce is a non-GAAP measure and is defined as cost of sales per the company’s Financial statements (Mine operating costs plus royalties) divided by the numbered ounces sold.

Current Mineral Resources and Reserves

In March 2007, we announced that we had increased proven and probable reserves at Mesquite to 2.77 million ounces. Approximately 50% of the increase was attributable to assay results from a drilling program of 27 holes at the Brownie Hill area of the mine which converted inferred oxide resources to proven and probable reserves, and the remaining 50% was attributable to an increase in the reserve gold price assumption from $450 to $500 per ounce.

As at December 31, 2007, proven and probable reserves were estimated to be 2.76 million ounces, reflecting production depletion from the March 2007 estimate.

Estimated measured and indicated resources for the project as at December 31, 2007 were based on an assumed gold price of US$650 per ounce, a US$50 increase over the March 2007 estimate. The mineral resource model was also updated to include results of all drilling completed subsequent to the March 2007 estimate.

The majority of the data used to estimate the December 31, 2007 resources and reserves was previously reviewed and verified by IMC as part of the 2006 feasibility study and a description of the procedures used is included in the Mesquite Gold Project Technical Report dated May 26, 2006. Data collected since filing of said Technical Report has been reviewed and verified by W. Hanson, P.Geo., Vice President of Mine Development.

Mesquite Mineral Reserves and Resources (1) (4) (6)
December 31, 2007

Mineral Reserves
		Tons	Grade		Metallurgical
Class	Type	(x 1,000) (2)	(Au ozs / ton)	Ounces	Recovery (3)
Proven	Oxide	97,513	0.016	1,533,000	75-80%
	Non oxide	16,429	0.023	386,000	35-40%
	Subtotal	113,942	0.017	1,919,000

Probable	Oxide	38,000	0.017	660,000	75-80%
	Non oxide	7,914	0.022	176,000	35-40%
	Subtotal	45,914	0.018	836,000

Proven & Probable	Total	159,856	0.017	2,755,000

Mineral Resources (4) (5) (6)
(Exclusive of Reserves)

		Tons	Grade
Class	Type	(x 1,000) (2)	(Au ozs / ton)
Measured	Oxide	—	—
	Non oxide	4,707	0.025
	Subtotal	4,707	0.025

Indicated	Oxide	63,626	0.011
	Non oxide	32,344	0.021
	Subtotal	95,970	0.015

Measured & Indicated	Total	100,676	0.015

Inferred	Oxide	4,958	0.013
	Non oxide	4,798	0.022

Inferred	Total	9,756	0.018

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated in a full feasibility study to be viable and justifiable under reasonable investment and market assumptions.

The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at the Mesquite Mine will be accomplished in the ordinary course and in a timeframe consistent with our current mine plans.

The term “proven reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.

The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven and probable reserves were calculated using different cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material that can economically be included in the reserves in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and type of milling or leaching facilities available. The cut-off grades used in the reserve estimates at the Mesquite Mine were 0.006 for oxide material and 0.012 for non-oxide material.

December 2007 reserves were calculated at a gold price of $500.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 1,000.

(3)
Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest 1,000.

(4)
Mineral resources and mineral reserves are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum’s (CIM) “Standards on Mineral Resources and Reserves, Definitions and Guidelines”.

(5)
CAUTIONARY NOTE TO U.S. INVESTORS CONCERNING MEASURED, INDICATED AND INFERRED MINERAL RESOURCES: These terms are required by the CIM’s “Standards on Mineral Resources and Reserves, Definitions and Guidelines”. U.S. INVESTORS ARE CAUTIONED NOT TO ASSUME THAT ALL OR ANY PART OF THE STATED MINERAL RESOURCES WILL BE CONVERTED INTO RESERVES.

(6)	The mineral resource and reserve estimates set out above were prepared under the supervision of Mr. W. Hanson, P.Geo., Vice-President of Mine Development, Western Goldfields Inc.

Exploration and environmental matters

Our exploration, production and processing operations are extensively regulated under various U.S. federal, state and local laws and regulations relating to the protection of air and water quality, hazardous waste management and mine reclamation. These laws and regulations are subject to change and could substantially increase our liability or the costs of compliance. This could have a material adverse effect on our operations or financial position. In addition, whenever a previously unrecognized remediation claim becomes known or a previously estimated cost is increased, the additional costs could have a material adverse effect on our operations or financial position.

We believe that we operate Mesquite in compliance with all local, state and federal regulations. Stipulations in permits and approvals issued in respect of the Mine further define the site requirements. Based on our mode of operations, compliance with local, state and federal regulations relating to the protection of the environment is expected to require expenditures of approximately $0.6 million in 2008.

On November 7, 2003, we secured a bonding and insurance plan through American International Specialty Lines Insurance Company in respect of the operations and certain closure liabilities at Mesquite. We paid the insurance company initial premiums of $7.7 million, comprising $6.0 million in respect of the net present value of expected reclamation costs and $1.7 million for an excess liability policy covering pollution and reclamation obligations up to $14.0 million. The insurance company has provided a series of environmental insurance programs designed to cap our liability for reclamation and closure costs, including cost overruns as a result of unexpected contamination, increased costs and legislative changes. The plan provided $8.7 million in bonds in favor of government agencies. As a result of increases in proven and probable reserves in August 2006 and March 2007, which increased the life of the mine by a total of two years, we agreed with AIG and the regulatory agencies to revisions in our reclamation cost estimates. As a result, in May 2007 the bonding program was increased by $2.6 million to $11.3 million, and we were required to place an additional $2.1 million in the reimbursement account.

The insurance program covers closure and reclamation risk in excess of the amount covered by the reimbursement account with AIG ($8.7 million as at December 31, 2007), to an aggregate limit of $17.5 million, and expires November 7, 2020. During 2007, the program limit and term were increased from $14.0 million and November 7, 2014 respectively.

The insurance program also covers pollution and remediation risk up to $10.0 million. Coverages pertaining to existing conditions and new conditions expire on November 7, 2013 and November 7, 2008 respectively. During 2007, the program limit was increased from $5.0 million.

Once closure of the heap leach pads covered by the bonds has started, we submit claims to the insurer to release funds from the reimbursement account to pay for the reclamation and closure expenditures as they are incurred. Any revenue from the sale of material is to our account and any gains from cost savings in the actual program versus the bonded amount will be released to us when the project bonding is released.

During the third quarter of 2006, we concluded that it was no longer economic to continue leaching the Vista pad and we commenced closure operations. Closure costs of $0.2 million and $0.1 million, respectively, were incurred in 2006 and 2007, and were reimbursed to us by AIG from the reimbursement account.

Competition

While a market for our product is always assured, we nevertheless face competitive pressures in all aspects of our activities, including: the sourcing of investment capital, the acquisition of economically attractive exploration properties and existing mineral resources, attracting and retaining a skilled and experienced workforce, and acquiring raw materials, capital equipment and technical resources on an economic and timely basis.

Our competitors include large international mining companies, independent producers and numerous small companies and individuals, many of whom may have greater financial, technical and other resources at their disposal. In general, companies producing from properties with a higher grade of recoverable mineral or which are more readily mineable are at a competitive advantage in that the cost of production of the final mineral product is lower.

Mines have limited lives and as a result, in the future we may identify and try to acquire new exploration properties. There is a limited supply of desirable mineral lands available in the United States where we would consider conducting exploration activities. As a result of competitive pressures from other mining companies, we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

Employees

As of February 28, 2008, we had 194 employees, including our six executive officers. None of our employees are represented by a labor union. We consider our relationships with our employees to be good.

Insurance

We have the following insurance coverages which are effective until November 7, 2008:

Policy Type	Limit

Umbrella Liability	$10,000,000
Commercial General Liability	2,000,000
Directors and Officers Liability	10,000,000
Business Automotive	1,000,000
Workers Compensation	1,000,000

In addition we have the following insurance coverages which are effective until the dates noted :

	Expiry
Policy Type	Date	Limit

Commercial Property / Builders’ Risk (1)	June 1, 2008	$100,000,000
Fiduciary Liability	Nov. 7, 2008	1,000,000
Commercial Crime	Jan.12, 2009	3,000,000
Pollution Legal Liability (2)	Nov. 7, 2013	10,000,000
Reclamation Costs Policy	Nov. 7, 2020	$17,500,000

(1)
Includes $10,000,000 Business Interruption. In view of the impending completion of construction activity we are currently in negotiations with our insurers to convert this policy to standard property damage and business interruption coverage.

(2)	Includes $5,000,000 excess coverage for new conditions and pre-existing conditions expiring Nov.7, 2008 and Nov.7, 2013, respectively

We believe that we maintain insurance at levels that are consistent with industry standards and sufficient for companies at our stage of development.

Future landfill development

When Mesquite was owned by Hanson Natural Resource Company (“HNRC”), a permanent landfill facility was permitted on a portion of the lands occupying the south-west sector of the property. The lands on which portions of the landfill were to be constructed were originally administered by the BLM and were subsequently acquired by HNRC by way of a land “swap”. In 1993, a Mineral Lease and Landfill Facilities Agreement (“the Landfill Agreement”) was signed between HNRC on the one hand and Hospah Coal Company (“Hospah”), a subsidiary of Newmont, and Santa Fe on the other. The LACSD is now the successor to HNRC and we assumed the rights and obligations of Hospah / Santa Fe / Newmont when we acquired the entire Mesquite operations on November 9, 2003.

The Landfill Agreement sets out the parties’ respective rights and obligation with respect to real property, overburden, and ore material. The general objective of the Landfill Agreement is to enable us to freely and profitably develop and operate the Mine, and for LACSD to freely and profitably operate the landfill. This will be accomplished by:

•	cooperation and coordination between the parties;

•	avoidance and minimization of conflicts arising through the respective operations;

•	ensuring that one party’s operations do not result in greater costs for the other party;

•	joint utilization of certain properties, facilities and resources;

•
mutual benefit through efficient and thorough use of resources, including recycling of overburden and spent ore, and optimization of efficiency, capabilities and profitability of the parties’ respective operations.

Under the Agreement we have the right to explore for, mine, extract, process, market and sell ore, and otherwise conduct mining and processing activities, anywhere on the property for an initial period through 2024 with automatic extensions until 2078. We understand that LACSD will be starting active landfill operations in 2009.

Title and liabilities - real property

Under the 1993 Agreement, LACSD has retained all Reclamation and Environmental Responsibilities (“R & E Responsibilities”) as of the closing date which were legally required to be completed and performed with respect to the Hospah owned property (as distinguished from overburden and ore material) and the Santa Fe leased property prior to that date.

Title and liabilities - overburden

Title to existing overburden and overburden stockpiles at Mesquite as at the date of the 1993 Agreement with LACSD was transferred to LACSD. Ownership of overburden material placed on the leased property after that date transfers to LACSD on its placement. We have assumed all R & E Responsibilities with respect to overburden existing as of the closing date of the 1993 Agreement and incurred after that date. The agreement makes provision for us to use material in connection with our mining operations and for reimbursement to us of any incremental costs incurred in moving material to accommodate LACSD operations.

Title and liabilities - ore, spent ore and associated materials (“Ore Material”)

We acquired the ore material that was on the leach pads on the lease property at the date of the 1993 Agreement, but LACSD has retained R & E Responsibilities up to that date. Ownership of the underlying pads and real property remains with LACSD, subject to the mining lease. Ownership of ore material placed on the pads after the 1993 Agreement belongs to us and we retain R & E Responsibilities. The 1993 Agreement provides that we are to locate any new leach pad and stockpiled ore on the leased property and also on the LACSD owned property if necessary for efficient treatment of ore.

We are obligated to rinse and neutralize spent ore in accordance with the approved reclamation plan and certify this fact to our regulators. On acceptance of this certification by LACSD, the leach pad and real property involved will then be eliminated from our lease and the title to the spent ore will be conveyed to LACSD.

If LACSD requires rinsing and neutralization beyond applicable licenses and laws, it will reimburse us for our incremental costs, with any additional gold recovery being used as an offset. If we are operationally unable to perform supplementary rinsing and neutralizing, LACSD can do this at its expense and retain any additional gold recovery.

LACSD may at its cost remove rinsed and certified spent ore, which has been conveyed to it, from the pads for purposes of the landfill. It will then assume R & E Responsibilities for this material and reimburse us for any incremental cost as a result of such removal. LACSD will assume R & E Responsibilities for the leach pads and associated real property only to the extent actually occupied by LACSD and incorporated by construction into the landfill project.

LACSD has the right to terminate the lease in respect of any leach pads and the associated real property on giving reasonable advance notice (1) after ore on the pad has reached design load capacity and further leaching is not economic; or (2) more than five years following cessation of regular leaching; in which event LACSD will pay us any damages in connection with the loss of prospective profits from recoverable gold left on the pad, according to calculations contained in the 1993 Agreement.

Risk Factors

Factors that could cause our actual results to differ materially from those described in the forward-looking statements contained in this Form 10-KSB and other documents we file with the Securities and Exchange Commission include the risks described below. You should also refer to the other information in this Annual Report on Form 10-KSB, including the financial statements and accompanying notes thereto.

 Risks Related To Our Operations

If we continue to experience significant net operating losses, we may need additional financing to fund our operations, which may not be available to us.

We emerged from dormancy in 1999 to pursue mineral exploration and development opportunities, and we have a limited operating history in our current form. Since we reorganized our business in 2003, we have incurred operating costs in each quarter but only began to generate any revenue in January 2004. With the resumption of mining operations in mid 2007 and gold production from new ore in January 2008 we expect to have positive cash flow in 2008, however, we have a cumulative deficit in shareholders’ equity of approximately $76.0 million as at December 31, 2007.

We have a limited history of earnings or cash flow from our operations. In addition, in our acquisition of the Mesquite Mine, we purchased an asset that had been scheduled for closure by the previous owner. Newmont Mining Corporation operated the Mesquite Mine in a limited caretaker mode with a view towards closure until our acquisition of the Mesquite Mine in November 2003. At that time, Newmont Mining Corporation did not operate the Mesquite Mine as an operating mine but as an operation to be discontinued, and we may not be able to successfully operate the mine and to execute our business strategy.

To date we have been largely dependent on equity and debt financing to carry out our expansion plans at Mesquite. If our operations do not generate positive cash flow in future, additional financing may not be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our exploration, development and production efforts or any property acquisitions or be forced to cease operations.

Exploration and production may not prove successful, will involve risks and have no guaranteed outcome.

Although the resumption of mining operations at Mesquite was based on a positive feasibility study incorporating substantial volumes of drilling data, our business operations are subject to risks and hazards inherent in the mining industry. The reactivation of the Mine and the exploration for additional reserves involve significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate.

Our exploration and production may be hampered by mining, heritage and environmental legislation, industrial accidents, industrial disputes, cost overruns, land claims and compensation and other unforeseen contingencies. Our success also depends on the delineation of economically recoverable reserves, the availability and cost of required development capital, movement in the price of commodities, as well as obtaining all necessary consents and approvals for the conduct of our production and exploration activities.

Exploration and production at the Mesquite Mine may prove unsuccessful. Mineable reserves may become depleted resulting in a reduction of the value of those tenements and a diminution in our cash flow and cash reserves as well as possible relinquishment of the exploration and mining tenements.

Risks involved in mining operations include unusual and unexpected geologic formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of any material, any of which could result in damage to life or property, environmental damage and possible legal liability.

Whether income will result from the Mesquite Mine depends on the successful establishment of mining operations. Factors including costs, actual mineralization, consistency and reliability of ore grades and commodity prices affect successful project development. The reactivation and efficient operation of processing facilities, the existence of competent operational management and prudent financial administration, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development.

We have 194 full-time employees including our executive officers, and we are dependent on our directors, officers and third-party contractors.

We have 6 executive officers and 188 other individuals who are full time employees. Our management team at Mesquite comprises approximately 8 people. We also engage consultants from time to time. Although we believe that we have a talented team in place, competition for skilled personnel, notably geologists and engineers, is intense and there is no assurance that we will be able to hire and retain such personnel in the future. We are also dependent upon the efforts and abilities of our officers and directors. While much of our operations are handled by our employees, our directors and officers direct our policies and manage our operations. The loss of any one of these individuals could adversely affect our business.

Our business is dependent on good labor and employment relations.

Production at the Mesquite Mine is dependent upon the efforts of our employees. Relations between us and our employees may be impacted by changes in labor relations which may be introduced by, among others, employee groups, unions, and the relevant governmental authorities in whose jurisdictions we carry on business. Adverse changes in such legislation or in the relationship between us and our employees may have a material adverse effect on our business, results of operations, and financial condition.

If we do not continually place new ore in sufficient quantities and of adequate grade on the leach pads, we will be unable to achieve or maintain targeted production levels.

We must continually place fresh gold-bearing ore on the leach pads to replace current production. Depleted deposits must be replaced by expanding operations on our existing property or by locating new deposits in order for us to maintain our production levels over the long term. Although our feasibility study and mine plan indicate that, based on certain major assumptions as to the selling price of gold and cost inputs, economic deposits will be available for the life of the Mine, there can be no assurance that this will in fact be the case. Success in exploration for gold is uncertain. There is no assurance that we will continue to find additional commercially viable mineral deposits on our property. As a result, our metals inventory may decline as minerals are produced without adequate replacement.

Estimates of proven and probable deposits are uncertain, and any inaccuracies could result in the estimates being overstated.

Estimates of proven and probable deposits and costs of goods sold are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. Gold producers use feasibility studies to derive estimates of costs of goods sold based upon anticipated tonnage and grades of minerals to be mined and processed, the predicted configuration of the deposits, expected recovery rates, comparable facility, equipment and operating costs, and other factors. Actual costs of goods sold and economic returns on projects may differ significantly from original estimates. It could take several years from initial drilling of an area at Mesquite until it is brought into production and, during that time, the economic feasibility of exploiting the area may change. Any significant inaccuracies in the interpretations or assumptions used or changes in conditions could cause the quantities and net present value of the Mesquite deposit to be overstated. The data included and referred to in this annual report represent only estimates. You should not assume that the present value referred to in this annual report represents the current market value of our estimated deposits.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on the availability of key supplies and equipment to carry out our mining operations. This risk has been heightened by the increased level of activity in the mining industry worldwide in recent years. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

Increased costs could affect our financial condition.

Costs at the Mesquite Mine are subject to variation due to factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. Operating costs can be significantly affected by volatility in the price of various commodities, notably fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. Increases in the price of these major cost drivers could have a significant effect on our profitability.

Unforeseen title defects may result in a loss of entitlement to production and reserves.

In common with many mineral properties, our ownership of Mesquite could be subject to prior undetected claims or interests. Although we performed a title review of the Mine in 2007 as a pre-condition to establishing our term loan facility, this does not guarantee or certify that an unforeseen defect in title will not arise to defeat a claim by us. If any such defect were to arise, our entitlement to the reserves associated with the Mesquite Mine could be jeopardized, and could have a material adverse effect on our financial condition, results of operations and our ability to timely execute our business plan.

Our business activities are subject to extensive laws and regulations that expose us to significant compliance costs and the risk of lawsuits.

Our operations and exploration and development activities are subject to extensive United States and Canadian federal, state, provincial and local laws and regulations governing various matters, including:

•	taxation;

•	mining royalties;

•	environmental protection; and

•	labor standards and occupational health and safety, including mine safety.

The costs associated with compliance with these laws and regulations are substantial and possible future laws and regulations, changes to existing laws and regulations or more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of the Mesquite Mine. Moreover, these laws and regulations may allow governmental authorities and private parties to bring lawsuits based upon damages to property and injury to persons resulting from the health and safety impacts of our past and current operations, and could lead to the imposition of substantial fines, penalties or other civil or criminal sanctions.

Our operations are subject to numerous governmental permits which are difficult to obtain and we may not be able to obtain or renew all of the permits we require.

In the ordinary course of business, we are required to obtain and renew governmental permits for the operation, re-commissioning and expansion of the Mesquite Mine. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings on our part. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control including the interpretation of applicable requirements implemented by the permitting authority. We may not be able to obtain or renew permits that are necessary to our operations, or the cost to obtain or renew permits may exceed our estimates. Failure to comply with applicable environmental and health and safety laws and regulations may result in injunctions, fines, suspension or revocation of permits and other penalties. There can be no assurance that we have been or will at all times be in full compliance with all such laws and regulations and with our environmental and health and safety permits or that we possess all required permits. The costs and delays associated with compliance with these laws, regulations and permits and with the permitting process could prevent us from continuing with the operation or development of Mesquite or could increase the costs of development or production and materially adversely affect our business, results of operations or financial condition.

We are subject to substantial costs for compliance with environmental laws and regulation and may be subject to substantial costs for liability related to environmental claims.

Our exploration, production and processing operations are extensively regulated under various U.S. federal, state and local laws relating to the protection of air and water quality, hazardous waste management, endangered species, and mine reclamation. We may be subject to future liability for environmental costs, including capital costs to comply with environmental laws, costs associated with the remediation of soil or groundwater contamination at our current and formerly owned or operated properties, and reclamation and closure costs upon cessation of our operations at the Mesquite Mine. In addition, we may be subject to reclamation costs for our claims, even if we have not conducted the activity on those properties. Further, the regulatory environment for our operations could change in ways that would substantially increase our liability or the costs of compliance and that could have a material adverse effect on our operations or financial position.

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Without adequate insurance we may be unable to undertake further trenching, drilling or development or continue operations at Mesquite until we obtain financial assurances to cover potential liabilities. We have an existing insurance policy for our reclamation costs at the Mesquite Mine. During 2007 we negotiated amendments to the policy resulting in increased limits and extension of the term of coverage to reflect increases in reclamation costs due to expansion at Mesquite. Such insurance coverage will be subject to review from time to time and there can be no guarantee that it will be available on acceptable terms in the future.

Risks Related To Our Industry

We are dependent on the price of gold, which is subject to numerous factors beyond our control. A substantial or extended decline in gold prices would have a material adverse effect on our revenues, profits and cash flows.

Our business is extremely dependent on the price of gold, which is affected by numerous factors beyond our control. Factors tending to put downward pressure on the price of gold include:

•	sales or leasing of gold by governments and central banks;

•	a low rate of inflation and a strong U.S. dollar;

•	global and regional recession or reduced economic activity;

•	speculative trading;

•	the demand for gold for industrial uses, use in jewelry, and investment;

•	high supply of gold from production, disinvestment, scrap and hedging;

•	interest rates;

•	sales by gold producers in forward transactions and other hedging;

•	the production and cost levels for gold in major gold-producing nations; and

•	the cost level (in local currencies) for gold in major consuming nations.

Any drop in the price of gold would adversely impact our future revenues, profits and cash flows. In addition, sustained low gold prices can:

•	reduce revenues further by production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then-prevailing gold price;

•	halt or delay the development of new projects; and

•	reduce funds available for exploration, with the result that depleted minerals are not replaced.

During the last five years, the average annual market price of gold has fluctuated between $364 per ounce and $696 per ounce, as shown in the table below.

2003	2004	2005	2006	2007
$ 364	$406	$445	$603	$696

We are subject to substantial costs for compliance with environmental laws and regulations and may be subject to substantial costs for liability related to environmental claims.

Our exploration, production and processing operations are extensively regulated under various U.S. federal, state and local laws relating to the protection of air and water quality, hazardous waste management and mine reclamation. We may have potential future liability for environmental costs. In addition, we may be subject to reclamation costs for our claims, even if we have not conducted the activity on those properties. Further, the regulatory environment for our operations could change in ways that would substantially increase our liability or the costs of compliance and that could have a material adverse effect on our operations or financial position.

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. If we were unable to post the bonds or provide the financial assurances required by various regulatory agencies, we might be unable to undertake further trenching, drilling, or development or continue operations at Mesquite.

Our operations may be adversely affected by risks and hazards associated with the mining industry.

Our business is subject to a number of risks and hazards including adverse environmental effects, technical difficulties due to unusual or unexpected geologic formations, and pit wall failures.

Such risks could result in personal injury, environmental damage, damage to and destruction of our production facility, delays in mining and liability. For some of these risks, we maintain insurance to protect against these losses at levels consistent with our historical experience and industry practice. However, we may not be able to maintain current levels of insurance, particularly if there is a significant increase in the cost of premiums. Insurance against environmental risks is generally expensive and may not continue to be available for us and other companies in our industry. Our current policies may not cover all losses. Our existing policies may not be sufficient to cover all liabilities arising under environmental law or relating to hazardous substances. Moreover, in the event that we are unable to fully pay for the cost of remedying an environmental problem, we might be required to suspend or significantly curtail operations or enter into other interim compliance measures.

We have numerous competitors in the mining industry, many of whom have greater resources and technical capacity than we do and, as a result, we may be unable to effectively compete.

Mineral exploration and mining is competitive in all of its phases. We compete with numerous other companies and individuals, including some with greater financial, technical and other resources than us, in the search for and the acquisition of attractive mineral properties. Our ability to operate successfully in the future will depend not only on our ability to develop the Mesquite Mine, but also on our ability to select and acquire suitable producing properties or prospects for mineral exploration. We may be unable to compete successfully with our competitors in acquiring such properties or prospects on terms we consider acceptable, if at all, which could have a material adverse effect on our future operations.

Gold producers must continually obtain additional reserves.

Gold producers must continually replace reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies or by locating new deposits in order for producers to maintain production levels over the long term. Exploration is highly speculative in nature, involves many risks and frequently is unproductive. No assurances can be given that any of our new or ongoing exploration programs will result in new mineral producing operations. Once mineralization is discovered, it may take many years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change.

Risks Related To Our Common shares

We will likely require additional capital in the future and no assurance can be given that such capital will be available at all or available on terms acceptable to us.

Although we believe that the Mesquite expansion is fully funded, in order to finance the future growth of our business, it is likely that we will need to raise further capital. The success and the pricing of any such financing will be dependent upon the prevailing market conditions at that time. If additional capital is raised by an issue of securities, this may have the effect of diluting the interests of our existing shareholders. Any debt financing, if available, may involve financial covenants that limit our operations. If we cannot obtain such additional financing, we may be required to reduce the scope of any activities that could adversely affect our business, operating results and financial condition.

Failure to achieve and maintain effective internal control over our financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business and stock price.

As a public company, we are required to fully comply with Section 404 of the Sarbanes-Oxley Act, and, beginning with the year ending December 31, 2008, we will have to obtain an annual attestation from our independent auditors regarding our internal control over financial reporting in addition to our management’s assessment of internal control over financial reporting. We cannot be certain as to the timing of completion of our auditor’s internal control evaluation, testing and remediation actions or of their impact on our operations. While our management has designed or caused to be designed internal controls over financial reporting procedures, and has found those procedures to be effective as of December 31, 2007, upon completion of our auditor’s evaluation, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, including the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected. See “Controls and Procedures”.

All of our directors and officers may not be subject to legal process in the United States.

Our directors and officers reside in Canada and the United Kingdom. As a result, it may be difficult or impossible to effect service of process within the United States upon those individuals, to bring suit against any of those individuals in the United States or to enforce in the United State courts any judgment obtained there against any of those individuals predicated upon any civil liability provisions of the United States federal securities laws. Investors should not assume that Canadian or British courts will enforce judgments of United States federal securities courts against any director or officer residing in Canada or the United Kingdom, including judgments obtained in actions predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States, or will enforce, in original actions, liabilities against such directors or officers predicated upon the United States federal securities laws or any such state securities or blue sky laws.

We may experience volatility in our stock price.

The market price of our common shares may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	any deviations in net sales or in losses from levels expected by securities analysts; and

•	future sales of common shares

As a result of any of these factors, the market price of our shares of common shares at any given point in time may not accurately reflect our long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Any future restatement of our financial statements may adversely affect the trading price of our common shares.

In August 2006 we completed the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004, and we believe they are presented in accordance with the requirements of United States generally accepted accounting principles. However, such restatements do not prevent future changes or adjustments, including additional restatements. If there were future restatements of our consolidated financial statements, such restatements may adversely affect the trading price of the our common shares.

We have not paid dividends in the past and do not anticipate doing so in the future.

To date, we have not paid any dividend on our shares of common shares. We believe that our cash flow can best be deployed in growing our business and we do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors, after taking into account many factors, including our operating results, financial condition, and current and anticipated cash needs.

ITEM 2.  DESCRIPTION OF PROPERTIES

As of December 31, 2007, we owned or retained interests in properties comprising the Mesquite Mine more fully described in Part 1, Item 1(b) “Description of Mesquite Mine”.

Since June 2006 our head office has been located in Toronto, Ontario, Canada, where we share premises with Silver Bear Resources Inc. (“Silver Bear”), a related party through common directors and senior executives. Under a cost sharing agreement with Silver Bear, we are charged with 50% of the rental and operating costs of the space occupied. For the period January 1, 2007 to May 31, 2007, our share of the monthly cost was $6,658 and for the period June 1, 2007 to May 31, 2008, our share of the monthly cost is $7,041.

We are relocating our Toronto head office in Spring of 2008 and we have entered into a lease for alternative premises for the ten year period commencing June 1, 2008. Estimated rental and operating costs over the first year of the lease are approximately $530,000 and over the ten year term are approximately $5,385,000. Silver Bear will initially share 50% of these costs.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may become from time to time involved in legal proceedings in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

Holly Gold Property

The Company was a lessee under a mining lease dated October 20, 2004 with Mountain Gold Exploration Inc. / IW Exploration Co. (“the Claim Owners”). On June 19, 2006, the Company assigned its leasehold interest to Dome Copper, Inc. (“Dome”) and Dome assumed all of the Company’s obligations and liabilities under the lease. Dome thereafter apparently failed to perform its obligations under the lease. The Claim Owners alleged that the Company failed to follow required procedures in assigning the lease, that the assignment was null and void, and that the Company was therefore responsible for the obligations not met by Dome.

On July 9, 2007, the Company and the other parties to this dispute, without admitting fault and at no cost to the Company, entered into a Settlement Agreement for the purpose of resolving all disputes concerning the lease and the Holly Gold Property. The Company has provided a quitclaim deed and has released all geologic data pertaining to the Holly Gold Property to the other parties.

Congrove Construction

The Company, through its subsidiary, Western Mesquite Mines Inc. (“WMMI”), entered into a Management Representative Agreement dated August 7, 2007 with Congrove Construction (“Congrove”) of Yuma, Arizona, in respect of certain construction activities associated with the Mesquite expansion project. WMMI terminated the contract on the grounds of bad faith demonstrated by Congrove in the carrying out of its contractual duties. Legal counsel acting for Congrove has asserted that WMMI owes Congrove money in respect of management costs, fees expressed as a percentage of the value of the overall construction project, mobilization costs and a share of cost savings.

The Company is not in a position to reasonably estimate the possible loss or range of loss that might apply in the unlikely event that Congrove were to obtain judgement against WMMI.

The Company does not believe this claim has merit. No legal proceedings have been commenced in regard to this matter but, in such event, the Company intends to vigorously defend against such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2007.

PART 11

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Until November 7, 2007, our common shares were quoted under the symbol “WGDF.OB” on the Over-the-Counter Bulletin Board. Since November 8, 2007, our common shares have been quoted under the symbol “WGW” on the American Stock Exchange. In Addition, since August 28, 2006 our common shares have been quoted under the symbol “WGI.TO” on The Toronto Stock Exchange. The following tables set forth the high and low bid information for our common shares for the periods indicated in the past two fiscal years, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

American Stock Exchange

Quarter Ended	High Bid Quotation	Low Bid Quotation
2007:
Fourth quarter (November 8, 2007 to December 31, 2007)	$4.16	$3.16

Over-the-Counter Bulletin Board

Quarter Ended	High Bid Quotation	Low Bid Quotation
2007:
Fourth quarter (September 1, 2007 to November 7, 2007)	$4.27	$3.35
Third quarter	$3.79	$1.69
Second quarter	$2.61	$1.81
First quarter	$2.44	$1.60
2006:
Fourth quarter	$2.43	$1.26
Third quarter	$2.70	$1.70
Second quarter	$3.08	$0.83
First quarter	$0.92	$0.16

The Toronto Stock Exchange (in Canadian dollars)

Quarter Ended	High Bid Quotation		Low Bid Quotation
2007:
Fourth quarter	C$	3.91	C$	3.15
Third quarter	C$	3.43	C$	1.73
Second quarter	C$	2.65	C$	2.03
First quarter	C$	2.85	C$	1.90
2006:
Fourth quarter	C$	2.95	C$	1.40
Third quarter (commencing August 28, 2006)	C$	3.50	C$	1.92

Holders

As of February 29, 2008, we estimate that we have approximately 6,900 shareholders of record of our common shares, however we believe that there are additional beneficial owners of our common shares who own our stock in “street name.”

Dividends

We have never declared or paid dividends on our common shares. We currently intend to retain future earnings, if any, for use in our business, and, therefore, we do not anticipate declaring or paying any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Unregistered Sales of Securities and Use of Proceeds

On October 12, 2007, we completed an unregistered offering of an aggregate of 11,316,000 common shares, no par value, at Cdn$3.05 per share, pursuant to a prospectus filed in Canada. The gross proceeds received from this offering were Cdn$34,513,800. In connection with this offering, we paid a commission of Cdn$0.1525 per share.

The offering was made to non-U.S. persons, as defined in Regulation S (“Regulation S”) under the Securities Act of 1933, as amended (the “Securities Act”) and to qualified institutional buyers, as defined in Rule 144A (“Rule 144A”) under the Securities Act. We received representations from the underwriters that all sales were made in compliance with the requirements of Regulation S or Rule 144A. The principal underwriters were Wellington West Capital Markets, RBC Dominion Securities Inc. and Scotia Capital Inc.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in dollars, except per share amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Western Goldfields Inc. and its subsidiaries and including its predecessor, Western Goldfields, Inc. (collectively “Western Goldfields” or the “Company”). This item should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007 and 2006 and the notes thereto. The information is presented as of March 6, 2008. All amounts in this discussion are expressed in U.S. dollars, unless otherwise specified.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Actual results of the Company could differ materially from those discussed in such forward-looking statements as a result of these risks and uncertainties, including those set forth in this MD&A under “Risk Factors.”

Overview

We are an independent precious metals production and exploration company with operations focused in North America. Our principal asset is the Mesquite Mine (“Mesquite” or “the Mine”) which we acquired from Newmont Mining Corporation (“Newmont”) in November 2003. Until late 2007 Mesquite provided us with residual gold production from ore that was placed on the heap leach pads by Newmont and previous owners of the property. We completed a positive feasibility study in August 2006 and subsequent equity and debt financings have enabled us to resume mining operations at Mesquite. We are fully permitted and fully funded and we expect gold production of 155,000 – 165,000 ounces of gold in 2008. We started to place new ore on the heap leach pads during the second half of 2007 and this started to be reflected in our gold production and inventories by late 2007. Western Goldfields Inc. is listed on the Toronto Stock Exchange and trades under the symbol WGI, and is listed on the American Stock Exchange under the symbol WGW.

Overall Performance

During the year ended December 31, 2007 (“2007”) we attained our goal of resuming mining operations and achieving commercial production at the Mesquite Mine. We completed two equity financings and arranged a term loan facility to finance the project; we executed a major capital expenditure and construction program which is nearing completion; we built a strong management team and hired and trained the personnel for resumed mining operations, and we have increased the proven and probable reserves at Mesquite. In June 2007 we commenced pre-stripping operations and we announced that commercial production at the Mine was being brought forward by three months to January 2008. Production of new ore built up gradually during the second half of 2007 and leaching of the new ore started in December. These activities have been carried out on time and within budget against a background of sustained strength in the mining sector, with resultant cost pressures and demands for skilled personnel.

Equity Financings

With a view to subsequently raising debt financing for the Mesquite expansion, in January 2007 we issued 33,333,000 common shares at a price of Cdn. $2.25 per share for net proceeds of $59.2 million. In October 2007, we completed a share offering of 9,840,000 common shares at a price of Cdn.$3.05 per share for net proceeds of $33.5 million.

New Term Loan Facility and Related Hedging

On March 30, 2007 our wholly-owned subsidiary, Western Mesquite Mines, Inc., entered into a new term loan facility with a syndicate of banks for $105.0 million. The agreement was amended and restated effective May 31, 2007. The facility comprises multiple-draw loans maturing December 31, 2014, of which $87.3 million is available for the development of the Mesquite Mine, and the remainder is available for up to 12 months after completion for other corporate purposes. Achieving completion will require the satisfaction of financial and technical criteria and is expected to occur in the second half of 2008. Repayment of the facility will be on a semi-annual basis commencing December 31, 2008, with mandatory prepayments being made from excess cash flow. Interest on each advance is charged at U.S. LIBOR plus 2.2% up to completion and at U.S. LIBOR plus 1.75% after completion. This agreement, in conjunction with the equity financings in January 2007, completed the financing requirements for Mesquite.

As at December 31, 2007, amounts borrowed pursuant to the credit facility were approximately $76.5 million. A further $2.7 million was drawn on February 7, 2008.

In connection with the term loan facility, on June 7, 2007 we executed flat forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. The Hedging Contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce between 160,000 and 170,000 ounces annually during the term of the Hedging Contracts, of which 66,000 will be covered by the Hedging Contracts, leaving approximately 100,000 ounces annually leveraged to the price of gold. Since we have not designated these forward sales contracts as cash flow hedges, they are being marked-to-market at the end of each quarterly period for financial reporting purposes. The cumulative mark-to-market loss of $58.9 million at December 31, 2007 is reflected as a liability as at that date and is included in other income (expense) for the year ended December 31, 2007.

Capital Program - Mining Equipment Fleet and Construction Activity

Our latest forecast for spending on the capital program, launched in late 2006 and expected to be completed in the second quarter of 2008, is $112.0 million. Of this amount, $109.2 million relates to the mine expansion and a further $2.8 million relates to capital projects not directly related to the expansion program, primarily development drilling.

Total planned spending on the mining fleet is now $73.6 million, of which approximately $72.6 million had been spent by December 31, 2007. The major components of the mining fleet and their approximate cost, including all relevant taxes, are as follows: 14 haul trucks - $37.5 million; 2 shovels - $16.5 million; 1 front-end loader - $4.5 million; other mobile and ancillary equipment, including drills, bull-dozers, graders and water trucks - $14.1 million. Throughout the year we worked closely with our suppliers to ensure timely delivery and commissioning of the mining fleet which resulted in our achieving commercial production by January 2008.

Orders for the majority of the mining equipment fleet were placed in November 2006. The two 45 cubic yard hydraulic shovels were operating throughout the second quarter and all fourteen of the 205 ton haul trucks were operational by December 31, 2007.

In addition to the mining fleet, our capital program includes $38.5 million for plant and infrastructure upgrades and other expansion projects at Mesquite, of which approximately $26.3 million had been spent by December 31, 2007. The major items in this program are the leach pad expansion, retrofit of the process plant, and construction of a truck repair shop, warehouse and mine operations administrative office. We continue to work closely with the environmental agencies and local authorities to ensure that all required building and expansion permits are received on a timely basis. During the second quarter we put in place an enhanced bonding and insurance program in respect of reclamation, remediation and pollution exposures arising out of our expanded operations.

Over the past two years we have built a strong team to manage the capital program and resumed mining operations at Mesquite. We have made significant progress in recruiting, hiring and training the skilled workforce required for our expanded operations. We have developed training and safety programs and there will an ongoing commitment to these activities now that we are in full production.

On the basis of progress in the construction program, we announced the acceleration of the start of gold production at Mesquite to January 2008, three months ahead of the original schedule.

Increase in Reserves

On March 26, 2007 we announced that we had increased proven and probable reserves at Mesquite from 2.36 million ounces of gold to 2.77 million ounces. Approximately 50% of the increase is attributable to assay results from a drilling program of 27 holes at the Brownie Hill area of the mine which converted inferred oxide resources to proven and probable reserves, and the remaining 50% is attributable to an increase in the reserve gold price assumption from $450 to $500 per ounce. Since that estimate, assay results have been received which are in line with and support the estimated grades and thickness of the Brownie Hill resource estimate and suggest the potential for further resource increases.

As at December 31, 2007, proven and probable reserves were estimated to be 2.76 million ounces, reflecting production depletion from the March 2007 estimate.

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

Summary of Quarterly Results (in $000s unless otherwise stated)

	Dec-07	Sept-07	Jun-07	Mar-07	Dec-06	Sept-06	Jun-06	Mar-06

Total revenues	606	1,281	1,546	1,233	1,083	1,897	2,104	2,775
Unrealized loss on mark-to-market
of gold hedging contracts	(30,570)	(28,331)	—	—	—	—	—	—
Income tax recovery	37,133	—	—	—	—	—	—	—
Net loss	(7,293)	(36,374)	(4,007)	(2,634)	(3,169)	(1,985)	(2,610)	(3,819)
Basic and diluted loss
per share ($s)	(0.05)	(0.31)	(0.04)	(0.03)	(0.04)	(0.02)	(0.04)	(0.08)
Cash and cash equivalents	51,370	25,538	26,250	57,147	5,503	3,156	3,775	1,943
Total assets	214,495	126,252	92,037	79,894	22,214	16,357	17,273	15,516
Total long-term financial liabilities	131,608	83,590	4,826	4,741	4,805	4,852	6,314	6,255
Cash dividends declared per share	—	—	—	—	—	—	—	—

Selected Financial Information (all tabular information in $000s unless otherwise stated)

	Years ended December 31,
	2007	2006	2005
Cash outflows for investing activities	(104,103)	(3,444)	38
Cash inflows from financing activities	171,049	16,210	(795)

	Years ended December 31,
	2007	2006	2005
Cash	43,870	5,503	52
Restricted cash	7,500	—	—
Working capital	46,159	4,549	(2,515)
Property, plant and equipment, net of depreciation	77,951	4,329	4,860
Construction in progress	21,863	2,881	11
Stockholders’ equity	65,290	14,879	3,889

	Years ended December 31,
	2007	2006	2005
Revenues net	4,665	7,859	9,798
Gross loss	(18,845)	(1,601)	(815)
Net loss	(50,308)	(11,583)	(3,340)
Net loss to common shareholders	(50,308)	(11,600)	(5,075)
Net loss per common share, basic and diluted	$(0.43)	$(0.18)	$(0.13)
Gold ounces produced	8,000	12,668	21,776
Gold ounces sold	6,889	13,210	23,818
Average price received per ounce	$677	$595	$411
Cash cost of sales per ounce(i)	$2,800	$724	$401

(i)
Cash cost of sales per ounce is a measure frequently used to compare performance of mining operations and includes mine cost of goods sold less depreciation, amortization and accretion, and reclamation cost recovery, divided by ounces sold in the period.

	Years ended December 31,
	2007	2006	2005
Cost of goods sold	23,511	9,461	10,613
Depreciation, amortization, and accretion	(4,241)	(1,352)	(1,599)
Reclamation cost recovery	21	1,460	544
Cash cost of sales	19,291	9,569	9,588

Consolidated Financial Results / Overall Performance

The Company’s net loss to common shareholders for the year ended December 31, 2007 (“2007”) was $50.3 million, or $0.43 per share, compared with $11.6 million, or $0.18 per share, for the year ended December 31, 2006 (“2006”).

The net loss for 2007 includes $58.9 million of non-cash, pre-tax expense arising from the mark-to-market of contracts for the forward sale of gold which were taken out as a requirement of our term loan facility. These contracts are in respect of 429,000 ounces of gold at an average forward price of $801 per ounce spread evenly over the period of 78 months (5,500 ounces per month) commencing July 2008. The spot price of gold at December 31, 2007 was $837 per ounce as compared with $660-675 when the forward contracts were entered into.

Results for 2007, as compared with 2006, were negatively impacted by the 48% reduction in gold ounces sold from 13,210 ounces to 6,889 ounces. With no new ore being placed on the leach pads for most of 2007, it was increasingly difficult to extract the residual gold and maintain the solution grades coming from the leach pads. This lower production was partially offset by the 14% increase in the average selling price per ounce from $595 to $677, reflecting the continuation of relatively strong pricing in world markets. Cost of sales per ounce for 2007, based on mine cost of sales less non-cash depreciation, amortization and depletion, was $2,800, as compared with $724 per ounce in 2006. During the first half of the year, these costs reflected the high fixed cost component in cost of goods sold, the increase in mine staffing as we prepared to go back into production, and the expensing of stripping costs. During the second half of the year, as mining of new ore got underway, we incurred operating costs without generating revenues from new gold from the leach pads.

Other operating expenses for 2007 were $9.2 million, unchanged from 2006. General and administrative expenses of $5.8 million were up $1.5 million from $4.3 million in 2006 reflecting staff increases and incentive compensation payments. Non-cash stock based compensation for 2007 of $2.6 million was significantly lower than the $3.2 million expense the previous year. The higher expense in 2006 primarily reflects grants of options to our new management team in early 2006. Other operating expenses in 2006 also included $0.5 million in respect of severance costs payable in common shares. Exploration expense in 2007 relates mainly to the drilling program to identify new resources in a new area for drilling to the south of the Brownie Hill. In 2006, exploration expense relates mainly to the feasibility study.

Other income (expense) for 2007 was $(59.4) million compared with $(0.7) million in 2006. The major negative factor was the $58.9 million non-cash expense relating to the mark-to-market of our gold forward sales contracts. As a requirement of our term loan facility, in June 2007 we executed flat forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. The Hedging Contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce between 150,000 and 170,000 ounces annually during the term of the Hedging Contracts, of which 66,000 will be covered by the Hedging Contracts. This leaves approximately 100,000 ounces annually leveraged to the price of gold. Since we have not designated these contracts as cash flow hedges, the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market is being immediately reflected on our income statement. The loss stems from the fact that the spot price of gold at the time the Hedging Contracts were entered into was $660-675 per ounce as compared with a price of $836 at December 31, 2007.

Other income (expense) for 2007 was favourably impacted by an increase in interest income from $0.4 million to $2.0 million. The equity financings in January and October 2007 generated net proceeds of approximately $92.6 million. Although we used part of the proceeds to fund our capital program, much of this cash was available for most of the year. Interest expense for 2007 was $1.1 million reflecting the increase in advances under the term loan facility during the second half of the year. An additional $0.5 million of interest was capitalized to property, plant and equipment during the year. Agency and commitment fees relating to the term loan facility for 2007 were $0.8 million.

Results for 2006 were impacted by non-recurring costs of $1.2 million relating to termination of a proposed merger agreement.

Prior to 2007, we did not recognize the recoverability of any part of our deferred tax assets including operating losses carried forward. After consideration of several factors, including our plans for operations based on the feasibility study of August 2006, the successful resumption of full mining operations, confirmation that ore grades to date are consistent with reserve estimates, and our updated projections, we have determined that it is more likely than not that we will realize the benefit of a substantial amount of the deferred tax asset that we have accumulated. In 2007 we have recorded a tax recovery of $37.1 million, principally arising from net operating loss carry forwards for income tax purposes and timing differences arising from the recording of the accounting loss in respect of the mark-to-market of gold forward sales contracts.

Over the past several quarters, until we started moving new ore to the leach pads in the second half of 2007, we were implementing various strategies to extend the productive life of the leach pads. Nevertheless, we have experienced a steady reduction in the gold ounces produced. In 2007 production was 8,000 ounces compared with 13,210 in 2006. During the third quarter of 2006 we concluded that it was no longer economic to continue leaching the Vista pad. Closure operations for this location were completed in February 2007; formal approval of closure of the site and reclassification of the waste material was received in May 2007 from the California Regional Water Quality Board. Under the terms of our bonding arrangement with AIG, we have recovered costs of $0.3 million in respect of closure expenditures.

	Years ended December 31,
	2007	2006	2005
Gold sales revenue	4,666	7,859	9,798
Average price realized per ounce	677	595	411
Decrease in revenues	3,193	1,939	1,069
Change in revenues attributable to ounces sold	(3,761)	(4,364)	(1,406)
Change attributable to average selling price	568	2,425	337

Revenues from gold sales for 2007 decreased by $3.2 million or 41% compared to 2006 as the effect of lower ounces sold significantly outweighed the positive impact of higher selling prices, continuing the pattern established in 2006 and 2005.

	Years ended December 31,
	2007	2006	2005
Cost of sales	23,511	9,461	10,613
Increase (decrease)	14,050	(1,152)	(1,352)
Cost of sales before recognition of reclamation cost recovery	23,533	10,921	11,157
Increase (decrease)	12,612	(236)	(808)
Gross loss %	403%	20%	8%
Increase (decrease) in gross loss %	383%	12%	(2)%

Cost of sales for 2007 increased by $14.0 million or 149% compared to 2006. The increase reflects the commencement of stripping activities as the mining fleet came into service during the third quarter and the costs of resumed mining operations which built up steadily during the second half of the year. The higher costs also reflect increases in fuel, chemicals, power and payroll costs. Mine site administration cost have also increased as we assembled the management team to handle the construction program and resumed production. Costs for 2007 were also impacted by substantially higher amortization charges for the new plant and equipment that was placed in service during the year. Our evaluation of the provision for mine reclamation costs at December 31, 2007 resulted in only a minor adjustment whereas in 2006 a similar review resulted in a reduction in the liability of $1.5 million which was reflected as a reclamation cost recovery. The inventory adjustment in 2007 relates to the increase in the value attributed to year end inventories at December 31, 2007 compared to the prior year. Since, for the first time since we acquired Mesquite in November 2003, we had identifiable new gold ounces relating to the new ore placed on the leach pads, we were able to include this value in inventory. There was no comparable inventory item in previous years.

A comparison of the major components of cost of sales is as follows:
	Years ended December 31,
	2007	2006	2005
Mine operating costs	25,234	7,193	6,551
Mine site administration	3,108	1,642	1,391
Amortization and accretion	4,242	1,352	1,599
Royalties	192	303	744
Reclamation cost recovery	(22)	(1,460)	(544)
Inventory adjustment	(9,295)	399	807

	Years ended December 31,
	2007	2006	2005
General and administrative	5,809	4,261	1,653
Stock based compensation	2,561	3,209	518
Severance costs payable in common shares	—	547	—
Exploration – Mesquite	795	1,221	221

Other operating expenses for 2007 are $9.2 million, unchanged from 2006. General and administrative expenses for 2007 are higher than 2006 by approximately $1.5 million, primarily reflecting increased incentive compensation payments and legal expenses in connection with the reorganization. Stock based compensation in 2007 is approximately $0.5 million lower than the prior year primarily because of high initial amortization expense, reflecting the vesting schedule of awards to the new management team in 2006. 2006 also includes $0.5 million in respect of severance costs for former management, settled by way of issuance of common shares.

Other expense for 2007 amounted to $59.4 million compared with $0.7 million the previous year. The major contributor to this cost increase was the $58.9 million charge in respect of the unrealized mark-to-market loss on our gold forward sales contracts. Interest income for 2007 was $2.0 million compared with $0.4 million the previous year. The increase relates primarily to cash on deposit after the equity issues in January and October 2007. Interest expense of $1.1 million in 2007 reflects advances under the term loan facility which commenced in July 2007. In addition, in 2007 YTD we recorded a foreign exchange loss of $0.3 million relating to our holding U.S. dollar cash at a time when that currency was weakening in relation to the Cdn. dollar. During 2007 we incurred agency and commitment fees of $0.8 million and amortized deferred debt issuance costs of $0.3 million in connection with the term credit facility that became effective March 30, 2007. The most significant item of other expense in 2006 was the $1.2 million required to terminate a merger proposal.

   A comparison of the major items included in other income (expense) is as follows:

	Years ended December 31,
	2007	2006	2005
Interest income	$1,976	$392	$173
Interest expense	(1,102)	(20)	(349)
Agency and commitment fees	(761)	—	—
Amortization of deferred debt issuance costs	(342)	—	—
Unrealized loss on mark-to-market of gold forward sales contracts	(58,901)	—	—
Loss on foreign exchange	(343)	(14)	—
Expenses of merger termination	—	(1,225)	—

Results of Operations

Year Ended December 31, 2007 “2007”Compared to Year Ended December 31, 2006 “2006”.

Poured gold production for 2007 was 8,000 ounces compared with 12,668 ounces in 2006. The lower production reflects the almost total depletion of the ore placed on the leach pads prior to our acquisition of Mesquite. Continued leaching of the old ore was only justified by the sustained high price of gold in the year. Gold sales for 2007 were 6,889 ounces at an average selling price of $677 for revenues of $4.7 million compared with 13,210 ounces at an average selling price of $595 for revenues of $7.9 million in 2006. The higher average selling price reflects the increase in the world price for gold and our sale of all production in the spot market.

Mine operating costs for 2007 were $25.2 million, compared to $7.2 million for 2006. During 2006 there was no active mining at Mesquite. The increase reflects the commencement of stripping activities as the mining fleet came into service during the second quarter onwards and the costs of resumed mining operations which built up steadily during the second half of the year. Approximately 18.9 million tons of waste and 1.0 million tons of ore were mined in 2007. Costs in 2007 also reflect increases in fuel, chemicals, power and payroll costs. Mine site administration costs for 2007 were $3.1 million compared with $1.6 million in 2006, reflecting the increase in staff and associated costs to support the capital program and resumed mining operations as the year progressed. This program was only getting underway in 2006. Depreciation, amortization and accretion expense for 2007 was $4.2 million compared with $1.4 million in 2006, reflecting the placing into service of the mining fleet from May 2007 onwards and higher accretion expense associated with revisions to the reclamation plan at Mesquite in 2006.

Costs associated with the change in leach pad and metal-in-process inventories in 2007 were $9.3 million compared with $0.4 million in 2006. The Company resumed mining operations and started placing new ore on the leach pads in July 2007. Because we were in start up mode, unit production costs were unusually high and not at all representative of anticipated future costs. Accordingly, the estimated 12,080 recoverable gold ounces contained in ore on leach pads as of December, 2007 were valued at estimated net realizable value. Previously no value had been attributed to gold ounces in the leach pads. Metal-in-process inventory represents metal in solution or in subsequent stages of the refining process. Reflecting the start-up phase of the operation, unit production costs for this aspect of inventory were also high. Accordingly, the estimated 1,086 ounces of metal-in-process inventory as of December 31, 2007 were also valued at net realizable value.

In the third quarter of 2006 we recorded a cost recovery of $1.5 million resulting from a reduction in the estimate of the net present value of expected reclamation costs at Mesquite. A re-evaluation of the liability was made on completion of the feasibility study in August 2006. We performed a similar evaluation at December 31, 2007 which gave rise to a negligible change in the liability.

The foregoing factors resulted in a gross loss of $18.8 million for 2007 compared with a gross loss of $1.6 million in 2006.

General and administrative expense increased to $5.8 million for 2007 from $4.3 million for 2006. Costs in 2007 reflect the increasing scope of corporate activities with emphasis on financing initiatives, investor relations, technical support for Mesquite operations and information technology initiatives. Incentive compensation costs were also higher in 2007 than 2006. Costs in early 2006 included significant one-time expenses such as costs associated with a proposed merger, severance costs and costs of transitioning to the new management team.

Stock based compensation represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The decrease in expense to $2.6 million in 2007 from $3.2 million in 2006 relates to the high initial amortization in 2006 of options granted to the new management team during that year. Costs in 2006 also include $0.5 million in respect of severance costs for former management; there was no comparable expense in 2007.

Exploration activities at Mesquite during 2007 totaled $0.8 million and relate primarily to a drilling program to establish a new resource in an area to the south of the Brownie Hill where a recently completed infill drilling program had successfully established an increase in the resource. In 2006, exploration activities primarily related to the feasibility study.

Other expense for 2007 was $59.4 million compared to $0.7 million in 2006. We earned $2.0 million on our surplus cash in 2007 which arose from the equity issues in January and October 2007. Advances under the term credit facility commenced in July 2007 and gave rise to interest expense of $1.1 million. There was no comparable expense in 2006. The term credit facility that became effective March 30, 2007 also gave rise to agency and commitment fees of $0.8 million that have been expensed in 2007 and deferred debt issuance costs of $3.7 million, of which $0.3 million has been amortized in 2007. In addition, at December 31, 2007, we recorded a cumulative loss of $58.9 million relating to the mark-to-market of our forward gold sales contracts, and recorded an exchange loss of $0.3 million through holding U.S. $ cash balances at a time when that currency was weakening in relation to the Cdn. dollar. The most significant item of cost in Q1/06 was our payment of a termination fee of $1.0 million and expense reimbursement costs of $0.2 million on termination of a proposed merger agreement.

Prior to 2007 we did not record any credit to earnings in respect of the value of tax losses available for set off against future profits. Since we now believe, on the basis of our mine plan and the successful resumption of production at Mesquite, that it is more likely than not that we will be able to use these tax losses, we have recorded a recovery of $37.1 million in 2007.

The above were the major factors in our reporting a net loss to common shareholders for 2007 of $50.3 million or $0.43 per share, compared with a net loss of $11.6 million or $0.18 per share in 2006.

Year Ended December 31, 2006 (“2006”) Compared to Year Ended December 31, 2005 (“2005”).

Poured gold production for 2006 was 12,668 ounces compared with 21,776 ounces in 2005. Since no new ore has been placed on the leach pads since 2001, the productive capacity of the leach pads was diminishing and we continued with various strategies, initiated in the first quarter of 2006, to maintain output levels. Gold sales for 2006 were 13,210 ounces at an average selling price of $595 for revenues of $7.9 million compared with 23,818 ounces at an average selling price, after hedging, of $411 for revenues of $9.8 million in 2005. The higher average selling price reflects the increase in the world price for gold and our sale of all production in the spot market. We incurred no hedging losses in 2006 as compared to a loss of $687 in 2005.

Mine operating costs for 2006 were $7.2 million compared to $6.6 million for 2005. The increase primarily reflects higher power rates, increased costs of chemicals and increases in engineering department labour and use of consultants. During 2006 we continued our strategies aimed at lowering costs and concentrating production on the most productive areas of the leach pads. Mine site administration costs for 2006 were $1.6 million compared with $1.4 million in 2005, reflecting additional staffing and relocation costs. Depreciation, amortization and accretion expense for 2006 was $1.4 million compared with $1.6 million in 2005. The decrease reflects lower accretion expense associated with revisions to the reclamation plan at Mesquite. Costs associated with the change in metal-in-process inventories in 2006 were $0.4 million compared with $0.8 million in 2005 as work in process inventories declined to 441 ounces at December 31, 2006 from 1,406 ounces at December 31, 2005. Since the acquisition of Mesquite in 2003, no value has been attributed to the gold ounces contained in ore on the heap leach pads. In the third quarter of 2006 we recorded a cost recovery of $1.5 million resulting from a reduction in the estimate of the net present value of reclamation costs at Mesquite. A re-evaluation of these costs was made on completion of the feasibility study in August 2006. The foregoing factors resulted in a gross loss of $1.6 million for 2006 compared with a gross loss of $0.8 million in 2005.

General and administrative expense increased to $4.3 million for 2006 from $1.7 million for 2005. We incurred significant costs early in the year associated with the proposed Romarco merger, severance costs and costs of transitioning to the new management team. We then incurred significant legal costs relating to several regulatory filings designed to facilitate the exchange of and trading in our common shares, warrants and options, and costs of obtaining a listing on The Toronto Stock Exchange. The higher costs for the year also reflect higher management salary costs, related recruiting costs and management travel costs as we completed the feasibility study and started to gear up for resumption of mining operations at Mesquite.

Stock based compensation represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The increase in expense to $3.2 million in 2006 from $0.5 million in 2005 relates to the high initial amortization of options granted to the new management team in February and June of 2006 and their ongoing amortization thereafter.

Under the terms of severance arrangements concluded with two of our former officers in October 2005, we were required to issue a certain number of our common shares upon completion of the Mesquite feasibility study. The completion of the study was announced on August 9, 2006 and we used the closing price of the stock on that date to calculate the liability to these former officers in the amount of $0.5 million.

Exploration activities, including head office and Mesquite activities, during 2006 were $1.2 million and relate primarily to the completion of the mine feasibility study. Exploration activities in 2005 cost $0.2 million.

Other income (expense) for 2006 was $0.7 million compared to $0.1 million in 2005. The most significant item of cost occurred in February 2006, when we paid Romarco Minerals Inc. (“Romarco”) a termination fee of $1.0 million and expense reimbursement costs of $0.2 million on termination of a proposed merger agreement. The proceeds of the first tranche of $3.7 million of private placement units that closed on February 13, 2006 enabled us to repay the two loans outstanding at that time. Completion of the second tranche of $2.3 million on February 20, 2006 and subsequent receipts of cash on exercise of common stock options and warrants as 2006 progressed, resulted in our having cash on deposit for the rest of the year. Interest income for 2006 was $0.4 million compared with $0.2 million in 2005, and interest expense in 2006 was $nil compared with $0.3 million in 2005.

The net loss in 2005 was increased by the recognition of a conversion benefit arising to holders of our Series A Preferred stock and warrants in the amount of $1.7 million. This has been accounted for as a deemed dividend and as additional paid-in capital. The conversion benefit was triggered by our granting to Romarco an option to purchase our common stock on August 25, 2005.

The above were the major factors in our reporting a net loss to common shareholders for 2006 of $11.6 million or $0.18 per share, compared with a net loss of $5.1 million or $0.13 per share in 2005. In 2005 other comprehensive income includes a gain of $0.7 million in respect of the mark-to-market of forward gold sales contracts. We had no comparable income or expense in 2006 since all gold sales were on a spot basis. Our net comprehensive loss in 2006 was $11.6 million compared with $2.7 million in 2005.

Liquidity and Capital Resources

Our August 2006 feasibility study and subsequent projections, indicated that we would need significant funding to sustain our operations and complete our capital program until we started to generate free cash flow, now expected in April, 2008. During 2007 we addressed these capital needs. In January 2007, we raised $59.2 million through a public offering of 33,330,000 common shares at a price of Cdn.$2.25 per share; in March 2007, we established a credit facility of $105.0 million; and in October 2007, we raised $33.4 million through a public offering of 11,316,000 common shares at a price of Cdn. $3.05 each.

At December 31, 2007 our available cash balance was $43.9 million, our restricted cash was $7.5 million, and our working capital was $46.2 million. In addition, we had unutilized credit facilities of $28.6 million of which $10.9 million is available for the Mesquite Expansion project and $17.7 million is available for general corporate purposes. On February 7, 2008 an additional $2.7 million was drawn under the credit facility, leaving $8.2 million available for the Mesquite Expansion and $17.7 for general corporate purposes. This represents a significant improvement in our financial position since December 31, 2006 when we reported cash of $5.5 million and working capital of $4.6 million.

On March 30, 2007 WMMI entered into a new term loan facility with Investec Bank (UK) Limited for $105.0 million. The facility comprises multiple-draw loans maturing December 31, 2014, of which $87.3 million is available for the development of the Mesquite Mine, and the remainder will be available for up to 12 months after completion for other corporate purposes. Achieving completion will require the satisfaction of financial and technical criteria and is expected to occur in the second half of 2008. Repayment of the facility will be on a semi-annual basis, commencing December 31, 2008 with mandatory prepayments being made from excess cash flow. Interest on each advance is being charged at U.S. LIBOR plus 2.2% up to completion and will be at U.S. LIBOR plus 1.75% after completion. Initial availability of funds was subject to certain conditions, including WMMI entering into an acceptable gold hedging program with certain lenders under the term loan facility, the resolution of certain ancillary agreements and the delivery of usual and customary closing documents, opinions and certificates. This agreement, in conjunction with the earlier equity financing, completed the financing requirements for Mesquite.

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

On June 14, 2007 we announced that we had satisfied or had received a waiver on all conditions precedent to the availability of the term loan facility, and on July 18, 2007 we received $20.4 million as the first advance. A further $56.1 million was received in four subsequent advances up to December 31, 2007.

During 2007 our liquidity was also improved through the conversion of warrants and the exercise of stock options, for proceeds of $5.6 million.

Cash required for operating activities in 2007 was $28.6 million compared with $7.3 million in 2006. The net loss for the year was $50.3 million but this included the non-cash impact of the $58.9 million mark-to-market loss on forward sales contract and the non-cash recovery of deferred income taxes. Other significant non-cash expense items were: depreciation and accretion expense of $4.3 million, amortization of deferred debt issuance costs of $0.3 million and stock-based compensation of $2.6 million. Changes in the composition of non-cash working capital items during 2007 required $6.9 million. A major component of this was the increase in inventories of $10.7 million relating primarily to the valuation for the first time of recoverable gold ounces contained in ore on the leach pads. This was partially offset by an increase in accounts payable and accrued expenses of $4.0 million reflecting the increased activity levels at the fully operational mine. In 2006, our net loss was $11.6 million. This cash requirement was reduced by non-cash depreciation and accretion of $1.4 million and stock-based compensation of $3.2 million. In addition, a reduction in cash for working capital items generated $0.5 million.

Cash required for investing activities in 2007 was $104.1 million compared with $3.4 million in 2006. Major aspects of this spending are $72.2 million for shovels, haul trucks and other ancillary equipment under our mining fleet acquisition program, $13.1 million for leach pad expansion, $1.6 million for development drilling at the Brownie Hill zone and $2.1 million as an additional deposit to our reclamation and remediation account with AIG. In addition, available cash was reduced by a $7.5 million transfer to a Cost Overrun Account established under the term credit facility. This has been classified as restricted cash.

The foregoing factors resulted in an increase in our cash position of $38.4 million in 2007 compared with $5.5 million in 2006.

During the first quarter of 2008, our cash requirements to fund operations and the capital program will be funded by additional advances under the term loan facility and from our existing cash balances. We expect to be generating positive free cash flow in the second quarter of 2008. We therefore believe that we have adequate financial resources in place to finance the Mesquite expansion.

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

Deferred Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s assets and liabilities and the related income tax basis for such assets and liabilities. This method generates either a net deferred income tax asset or liability for the Company, as measured by the statutory tax rates in effect. The company derives its deferred income tax benefit or charge by recording the change in either the net deferred income tax asset or liability balance in the year .

The Company’s deferred income tax assets include certain future income tax benefits. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Ore on Leach Pads and Metal-in-Process Inventories

Ore on Heap Leach Pads

Prior to July 2007, the Company placed no value on the mineralized material that had been placed on the leach pads at the Mesquite Mine prior to the acquisition of the property by the Company on November 7, 2003. The reserve estimates reported by the Company in August 2006 and March 2007 support the recoverability of inventoried production costs. Accordingly, since resumption of mining operations in July 2007, new ore placed on the leach pads has been valued at the lower of average cost or net realizable value. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation, amortization and depletion relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad. The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (based on measured tonnage), the grade of ore placed on the leach pads (based on assay results), and a recovery percentage (based on ore type).

Metal-in-Process Inventories

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

Although the amount of recoverable gold ounces placed on the leach pads, based on tonnage and grade of ore, is reconciled to the gold ounces actually recovered, the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. The determination of both the ultimate recovery percentage and the quantity of metal expected over time requires the use of estimates, which are subject to revision since they are based upon metallurgical test work. The Company expects to continue to process and recover metal from the leach pads until no longer considered economically feasible.

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

Contractual Obligations

The following table presents the contractual obligations outstanding as at December 31, 2007:

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Mesquite expansion project	$12,304	$12,304	$—	$—	$—
Reclamation and remediation obligations (1)	11,888	120	520	170	11,078
Share of office lease	2,739	193	537	533	1,476
Total	$26,931	$12,617	$1,057	$703	$12,554

(1) In current dollars (undiscounted).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2007 and December 31, 2006 or at the date of this report.

Outlook – 2008

As at December 31, 2007 all units of the mining fleet had been placed into service. Management’s primary focus is now on optimizing the effectiveness of the fleet, increasing ore production and completing the remaining aspects of the capital program, with a view to achieving gold production of 155,000 – 160,000 ounces of gold in 2008. We anticipate cash flow from operations to be positive from the second quarter of 2008 onwards.

In addition to the mining fleet expenditures, our capital program includes $35.7 million for plant and infrastructure upgrades and other expansion projects at Mesquite, of which approximately $26.3 million had been spent by December 31, 2007. The major items in this program are the leach pad expansion, retrofit of the process plant, and construction of a truck repair shop, warehouse and mine operations administrative office. We expect to complete these projects early in the second quarter of 2008.

During 2006 we started to build the management team for the re-activated operations at Mesquite. This process continued throughout 2007 and we have now have in place the management, supervisory and operating personnel for resumed mining operations at Mesquite Mine. We now have a full complement of approximately 194 employees at Mesquite, excluding outside contractors for our fleet maintenance function.

During 2008, the Mesquite Mine will ramp up production as the operation continues with waste rock mining, exposing the ore zones and mining of the oxide reserves. Based on the mining schedule, the leaching curve and solution inventory, Mesquite is expected to produce between 10,000 - 13,000 ounces of gold in the first quarter at cost of sales exceeding $1,000 per ounce(1). Second quarter production will increase to between 40,000 - 50,000 ounces of gold at cost of sales less than $300 per ounce(1).

Forecasted cost of sales per ounce for the full year 2008 will rise to between $410 - $430, compared to previous estimates of $355 - $365(1). The increase to forecasted cost of sales per ounce is due to additional labour and fuel costs associated with adding a fourth crew of truck operators. The additional crew will ensure adequate waste removal to offset the effect of lower than modeled truck speeds for waste and ore hauls. The reduced speeds are a result of the type of tires currently available in the marketplace. The Company expects to procure better performing radial tires for 2009 which will result in increased truck speeds for its haul trucks, allowing Mesquite to return to originally anticipated production rates and cost of sales. Production for 2009 is forecast between 150,000 – 160,000 ounces of gold at a cost of sales of $360 - $370 per ounce(1), in line with original forecasts.

Cost of sales for 2008 is also impacted by an increase in inventory adjustment compared to 2007. The Company’s year-end gold inventory in the leach pad was computed at net realizable value less the estimated cost to process and sell the gold ounces. The effect of the charge on 2008 cost of sales per ounce(1), which will diminish in the future as steady state production is achieved, is approximately $25 - $30.

(1) Cost of sales per ounce is a non-GAAP measure and is defined as cost of sales as per the Company’s financial statements (mine operating costs plus royalties) divided by the number of ounces sold.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Western Goldfields Inc.

We have audited the consolidated balance sheet of Western Goldfields Inc. (the Company) as at December 31, 2007 and the consolidated statement of operations and comprehensive loss, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2006 and for each of the years in the two year period ended December 31, 2006 were audited by other auditors whose report, dated February 27, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 in accordance with United States generally accepted accounting principles.

(signed) “PricewaterhouseCoopers LLP”
Chartered Accountants, Licensed Public Accountants
Toronto, Ontario
Canada
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Western Goldfields, Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Western Goldfields, Inc. at December 31, 2006, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Goldfields, Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with United States generally accepted accounting principles.

(Signed) “HJ & Associates, LLC”
Salt Lake City, Utah
February 24, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

WESTERN GOLDFIELDS INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

	December 31,	December 31,
	2007	2006

ASSETS (Note 13)
CURRENT ASSETS
Cash and cash equivalent	$43,870,426	$5,502,535
Restricted Cash (Note 4)	7,500,000	—
Receivables	298,036	223,507
Inventories (Note 2, 5)	11,200,789	511,663
Prepaid expenses	887,485	841,636
TOTAL CURRENT ASSETS	63,756,736	7,079,341

Property, plant, and equipment, net of accumulated amortization (Note 6)	77,951,155	4,328,512
Construction in progress (Note 7)	21,863,561	2,880,775
Investments - reclamation and remediation (Note 8)	8,660,584	6,337,006
Long-term deposits	347,543	329,146
Long-term prepaid expenses (Note 9)	1,554,941	1,009,555
Deferred debt issuance costs (Note 10)	3,227,410	250,000
Deferred income tax assets (Note 2, 11)	37,133,460	—
TOTAL OTHER ASSETS	150,738,654	15,134,994

TOTAL ASSETS	$214,495,390	$22,214,335

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,318,738	$1,694,245
Accrued expenses	1,540,711	835,740
Accrued payroll	1,561,848	—
Current portion of mark-to-market loss on gold hedging contracts (Note 2, 12)	1,935,306	—
Accrued interest	359,698	—
Current portion of loan payable	6,881,612	—
TOTAL CURRENT LIABILITIES	17,597,913	2,529,985

LONG-TERM LIABILITIES
Mark-to-market loss on gold hedging contracts (Note 2, 12)	56,965,940	—
Loan payable (Note 13)	69,580,745	—
Reclamation and remediation liabilities (Note 14)	5,061,143	4,805,473

TOTAL LIABILITIES	149,205,741	7,335,458

COMMITMENTS AND CONTINGENCIES (Note 19)	—	—

STOCKHOLDERS' EQUITY
Common stock, of no par value, unlimited shares authorized; 135,049,685 and 78,452,876 shares issued and outstanding, respectively (Note 15, 16)	133,725,314	32,884,798
Stock options and warrants (Note 17)	7,551,031	7,674,270
Accumulated deficit	(75,986,696)	(25,678,233)
Accumulated other comprehensive income	—	(1,958)
TOTAL STOCKHOLDERS' EQUITY	65,289,649	14,878,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$214,495,390	$22,214,335

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In U.S. dollars)

	Year Ended December 31,
	2007	2006	2005
REVENUES
Revenues from gold sales	$4,665,890	$7,859,214	$9,798,150

COST OF GOODS SOLD
Mine operating costs	19,099,461	9,265,699	8,784,115
Amortization and accretion	4,241,789	1,352,034	1,599,098
Royalties	192,116	302,693	774,065
Reclamation cost recovery	(21,940)	(1,459,859)	(543,964)
	23,511,426	9,460,567	10,613,314

GROSS LOSS	(18,845,536)	(1,601,353)	(815,164)

EXPENSES
General and administrative	5,809,160	4,261,067	1,653,268
Stock based compensation	2,561,050	3,209,285	518,316
Severance costs payable in common shares	—	547,200	—
Exploration	794,770	1,220,892	220,755
	9,164,980	9,238,444	2,392,339

OPERATING LOSS	(28,010,516)	(10,839,797)	(3,207,503)

OTHER INCOME (EXPENSE)

Interest income	1,975,588	391,824	173,479
Interest expense	(1,101,931)	(20,434)	(348,959)
Agency and commitment fees	(760,883)	—	—
Amortization of deferred debt issuance costs	(342,402)	—	—
Unrealized loss on mark-to-market of gold forward sales contracts (Note 12)	(58,901,246)	—	—
Gain on extinguishment of debt	—	142,949	—
Loss on foreign currency exchange	(342,973)	(13,970)	—
Gain (Loss) on sale of assets	42,440	(18,837)	42,734
Expenses of Romarco merger termination	—	(1,225,000)	—
	(59,431,407)	(743,468)	(132,746)

LOSS BEFORE INCOME TAXES	(87,441,923)	(11,583,265)	(3,340,249)

INCOME TAX RECOVERY	37,133,460	—	—

NET LOSS	(50,308,463)	(11,583,265)	(3,340,249)

PREFERRED STOCK DIVIDENDS	—	(16,979)	(1,734,375)

NET LOSS TO COMMON STOCKHOLDERS	(50,308,463)	(11,600,244)	(5,074,624)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	—	(1,958)	—
Change in market value of securities	—	—	8,600
Forward sales derivative mark-to-market	—	—	678,867

NET COMPREHENSIVE LOSS	$(50,308,463)	$(11,585,223)	$(2,652,782)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.43)	$(0.18)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	116,903,752	63,664,614	38,942,158

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In U.S. dollars)
(Years ended December 31, 2007, 2006 and 2005)

	Preferred Stock		Common Stock		Stock Options		Accumulated Other
	Number		Number		and	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Warrants	Deficit	Income (Loss)	Total

Balance, December 31, 2004	1,000,000	$10,000	38,721,810	$387,218	$4,779,018	$(9,003,365)	$(687,467)	$5,851,709

Options issued for directors' services	—	—	—	—	173,658	—	—	173,658

Options issued for officers' services	—	—	—	—	281,920	—	—	281,920

Options issued for services by employees	—	—	—	—	58,953	—	—	58,953

Options issued for services by consultants	—	—	—	—	3,784	—	—	3,784

Common stock issued for services	—	—	746,241	7,463	—	—	—	166,461

Expiration of warrants & options	—	—	—	—	(28,049)	—	—	—

Extension of warrants due to expire	—	—	—	—	39,204	—	—	39,204

Surrendered warrants - Newmont	—	—	—	—	(366,300)	—	—	—

Net loss for the year ended	—	—	—	—	—	(3,340,249)	—	(3,340,249)

December 31, 2005

Deemed and accrued dividends on preferred stock	—	—	—	—	—	(1,734,375)	—	(34,375)

Other comprehensive income	—	—	—	—	—	—	687,467	687,467

Balance, December 31, 2005	1,000,000	$10,000	39,468,051	$13,014,333	$4,942,188	$(14,077,989)	$—	$3,888,532

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(In U.S. dollars)
(Years ended December 31, 2007, 2006 and 2005)

	Preferred Stock		Common Stock		Stock Options		Accumulated Other
	Number		Number		and	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Warrants	Deficit	Income (Loss)	Total

Balance, December 31, 2005	1,000,000	$10,000	39,468,051	$13,014,333	$4,942,188	$(14,077,989)	$—	$3,888,532

Common stock and warrants issued by way of private placement	—	—	20,000,000	4,012,000	1,988,000	—	—	6,000,000

Common shares issued on conversion of series A preferred stock (Note15)	(1,000,000)	(10,000)	3,125,000	25,000	(15,000)	—	—	—

Common shares issued on conversion of series A preferred stock warrants	—	—	1,562,500	300,000	—	—	—	300,000

Common shares issued on conversion of common stock warrants	—	—	12,647,325	11,533,811	—	—	—	11,533,811

Common shares issued on exersice of common stock options	—	—	1,135,000	632,750	—	—	—	632,750

Common shares issued for exploration assets and services and severance agreements	—	—	515,000	683,700	—	—	—	683,700

Options issued for directors' services	—	—	—	—	1,032,488	—	—	1,032,488

Options issued for officers' services	—	—	—	—	1,764,945	—	—	1,764,945

Options issued for employees' services	—	—	—	—	411,853	—	—	411,853

Warrants issued for consultants' services	—	—	—	—	233,000	—	—	233,000

Exercise and expiration of warrants & options	—	—	—	2,683,204	(2,683,204)	—	—	—

Net loss for the twelve months ended December 31, 2006	—	—	—	—	—	(11,583,265)	—	(11,583,265)

Dividend on preferred stock (Note 14)	—	—	—	—	—	(16,979)	—	(16,979)

Other comprehensive income	—	—	—	—	—	—	(1,958)	(1,958)

Balance, December 31, 2006	—	—	78,452,876	32,884,798	7,674,270	(25,678,233)	(1,958)	14,878,877

Common stock and warrants issued under prospectus supplement	—	—	44,646,000	92,607,665	—	—	—	92,607,665

Common shares issued on conversion of common stock warrants	—	—	10,248,052	4,508,053	—	—	—	4,508,053

Common shares issued on exersice of common stock options	—	—	1,702,757	1,040,509	—	—	—	1,040,509

Options issued for directors' services	—	—	—	—	481,423	—	—	481,423

Options issued for officers' services	—	—	—	—	998,107	—	—	998,107

Options issued for employees' services	—	—	—	—	1,027,488	—	—	1,027,488

Options issued for consultants' services	—	—	—	—	54,032		—	54,032

Exercise and expiration of warrants & options	—	—	—	2,684,289	(2,684,289)	—	—	—

Net loss for the year ended December 31, 2007	—	—	—	—	—	(50,308,463)	—	(50,308,463)

Other comprehensive income	—	—	—	—	—	—	1,958	1,958

Balance, December 31, 2007	—	$—	135,049,685	$133,725,314	$7,551,031	$(75,986,696)	$—	$65,289,649

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. dollars)

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,308,463)	$(11,583,265)	$(3,340,249)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Items not affecting cash:
Amortization	3,925,395	1,087,517	1,021,909
Amortization of deferred debt issuance costs	342,402	—	208,501
Accretion expense (Note 14)	337,176	269,574	381,540
Deferred income taxes	(37,133,460)	—	—
Reclamation cost recovery	(21,940)	(1,459,860)	(543,964)
Reclamation costs incurred	(148,416)	(200,811)	—
Gain on sale of assets and investments	(42,440)	18,836	(42,734)
Interest net of reimbursed costs - reclamation and remediation	(233,484)	(88,786)	(158,648)
Common stock issued for exploration assets and services	—	136,500	166,462
Common stock issued in respect of severance agreements	—	547,200	—
Stock based compensation	2,561,050	3,209,285	518,315
Mark-to-market loss on gold hedging contracts	58,901,246	—	—
Warrants issued for services of consultant	—	233,000	—
Cost of extending expiry date of warrants	—	—	39,204
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(74,529)	(213,327)	2,777
Inventories	(10,689,126)	393,684	668,902
Prepaid expenses and deposits	(609,632)	(391,484)	241,824
Increase (decrease) in:
Accounts payable	2,155,809	885,280	147,922
Accrued expenses	2,101,164	(110,166)	(45,548)
Accrued interest expense	359,698	(48,695)	8,695

Net cash provided (used) by operating activities	(28,577,550)	(7,315,518)	(725,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including construction in progress	(94,610,737)	(3,444,353)	(10,853)
Increase in reclamation and remediation investment	(2,090,094)	—	—
Proceeds from sale of investments	—	—	47,734
Purchase of assets	—	—	(24,366)
Proceeds from sale of assets	97,500	—	25,000
Restricted cash	(7,500,000)	—	—
Net cash provided (used) by investing activities	(104,103,331)	(3,444,353)	37,515

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - Romarco	—	—	705,186
Term loan advances (repayments)	76,462,357	(2,205,186)	(1,500,000)
Deferred debt issuance costs	(3,569,812)	—	—
Common stock issued for cash	92,607,665	4,012,000	—
Warrants issued for cash	—	1,988,000	—
Exercise of options to purchase common stock	1,040,509	632,750	—
Exercise of warrants to purchase common stock	4,508,053	11,833,809	—
Preferred stock dividends	—	(51,354)	—
Net cash provided (used) by financing activities	171,048,772	16,210,019	(794,815)

Change in cash	38,367,891	5,450,148	(1,482,392)

Cash, beginning of period	5,502,535	52,387	1,534,778

Cash, end of period	$43,870,426	$5,502,535	$52,387

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid (received), net	$(873,657)	$69,130	$162,419

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Stock, options and warrants issued for services	$2,575,417	$4,125,985	$684,777
Equipment purchases included in accounts payable	$1,886,297	$—	$—
Preferred stock dividends	$—	$16,979	$34,375
Preferred stock deemed dividends	$—	$—	$1,700,000

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

The Company was in the exploration stage until late 2003. With the acquisition of the Mesquite Mine in November 2003, the Company exited the exploration stage and became an operating mining company. Until June 2007, the Company’s operations were restricted to the production of gold from material that was placed on heap leach pads by previous owners of the mine. In June 2007, the Company commenced active mining operations and in December 2007 commenced leaching new ore.

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007, under which facility WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine. Of this amount, $87,300,000 is available until Completion of the project and $17,700,000 is available until 12 months after Completion. The agreement, in conjunction with the equity financing in January and February of 2007, completes the financing requirements for Mesquite.

In January and February, 2007 the Company completed a common share equity financing, including an underwriters’ over-allotment option, which provided the Company with net proceeds of approximately $59,200,000.

In October, 2007 the Company completed a common share equity financing, including an underwriters’ over-allotment option, for general corporate purposes which provided the Company with net proceeds of approximately $33,400,000.

The Company’s year-end for reporting purposes is December 31.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Western Goldfields Inc. and its 100% owned subsidiaries: Western Goldfields USA Inc., Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”.) The consolidated financial statements include the assets and liabilities of Western Goldfields as at December 31, 2007 and its results of operations and its cash flows for the year ended December 31, 2007. All significant inter-company accounts and transactions have been eliminated on consolidation.

The classification of certain items in these financial statements differs from that adopted in prior periods as a result of revised groupings or allocations. Comparative figures have been reclassified in the financial statements of the prior period to conform to the revised basis.

This summary of significant accounting policies is presented to assist in understanding the consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and remediation obligations, impairment of assets, useful lives for depreciation and amortization, measurement of heap leach, metal-in-process and finished goods inventories, value of options and warrants, and valuation allowances for future tax assets. Actual results could differ from these estimates.

Accounts Receivable

The Company records its trade accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions.

The Company’s trade receivables are related to precious metals delivered against a forward sales contract or a spot sale contract whose settlement has not occurred. Settlement usually occurs in between two and fifteen business days and is made through international metals refiners and brokers. The Company had no trade receivables outstanding at December 31, 2007 and 2006.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted net loss per share were the same, as the common stock equivalents outstanding would be considered anti-dilutive.

As at December 31, 2007, the Company had 135,049,685 shares of common stock, 6,806,180 warrants and 13,301,618 options outstanding. As at December 31, 2006, the Company had 78,452,876 shares of common stock, 17,054,231 warrants and 13,661,250 options outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Deposits

Under the terms of its agreement with the local electrical power utility, the Company is required to collateralize certain portions of its obligations and has assigned a $300,000 certificate of deposit for a period of three years. The timing of the release of this collateral is dependent on the credit worthiness of the Company and/or the timing and closure of the Mesquite mine. Collateral could also be released to the extent that the Company is able to secure alternative financial assurance satisfactory to the respective agency. Management expects that the collateral will remain in place beyond a twelve-month period and has therefore classified these deposits as long-term.

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

Exploration and Development Costs

In accordance with U.S GAAP, the Company expenses exploration costs as incurred. The Company capitalizes development costs in respect of projects that meet the definition of an asset after mineralization is classified as proven and probable reserves (as defined by Industry Guide 7). Upon the completion of the feasibility study in respect of the Mesquite Mine in August 2006 and the determination of proven and probable reserves, the Company now capitalizes development costs for that mineral property. Such development costs are amortized on a straight line basis over the expected life of the mineral property.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, restricted cash, accounts and loans receivable, prepaid expenses, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and December 31, 2006.

Inventories

Ore on Heap Leach Pads

Prior to July 2007, the Company placed no value on the mineralized material that had been placed on the leach pads at the Mesquite Mine prior to the acquisition of the property by the Company on November 7, 2003. The reserve estimates reported by the Company in August 2006 and March 2007 support the recoverability of inventoried production costs. Accordingly, since resumption of mining operations in July 2007, new ore placed on the leach pads has been valued at the lower of average cost or net realizable value. Any adjustment to net realizable value is reflected in the income statement as a component of mine operating costs. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation, amortization and depletion relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad. The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (based on measured tonnage), the grade of ore placed on the leach pads (based on assay results), and a recovery percentage (based on ore type).

Metal-in-Process Inventories

Under the heap leaching process, ore on leach pads is treated with a chemical solution which dissolves the gold contained in the ore. The solution is further processed in a plant where the gold is recovered. Metal-in-process inventories represent metal in solution or in subsequent stages of the refining process. In-process inventories are measured based on assays of the solution and projected recoveries from the refining circuit and are valued at average production cost or net realizable value. Average production cost is based on the average cost of material fed into the process from the leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities. Metal-in-process inventories are valued at the lower of average cost or net realizable value and any adjustment to net realizable value is reflected in the income statement as a component of mine operating costs.

Although the amount of recoverable gold ounces placed on the leach pads, based on tonnage and grade of ore, is reconciled to the gold ounces actually recovered, the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. The determination of both the ultimate recovery percentage and the quantity of metal expected over time requires the use of estimates, which are subject to revision since they are based upon metallurgical test work. The Company expects to continue to process and recover metal from the leach pads until no longer considered economically feasible.

Bullion

Bullion (metal refined to industry purity standards) inventory, which includes metal held on our behalf by third parties, is valued at the lower of average production cost or net realizable value.

Materials and Supplies

Materials and supplies inventory is stated at the lower of average cost or net realizable value.

Other Comprehensive (Loss)

The Company reports other comprehensive income according to SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, to be included as a separate component of stockholders’ equity as other comprehensive income. In addition, gains and losses arising from the conversion to U.S. dollars of subsidiary company financial statements denominated in foreign currency, and gains and losses arising from the mark-to-market of forward sales derivative contracts which are accounted for as hedges, are required under SFAS No.130 to be reported as other comprehensive income as a separate component of stockholders’ equity. No such amounts have been recorded during 2007.

Property, Plant and Equipment

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

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation of mobile mining equipment and other equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to twelve years. Depreciation of mine development costs, processing plant, mine structures and infrastructure is calculated on a units of production basis over the estimated life of the ore body based on estimated proven and probable reserves. (See Note 6)

Provision for Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s assets and liabilities and the related income tax basis for such assets and liabilities. This method generates either a net deferred income tax asset or liability for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax benefit or charge by recording the change in either the net deferred income tax asset or liability balance in the year .

The Company’s deferred income tax assets include certain future income tax benefits. A valuation allowance is recorded against deferred income tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Reclamation and Remediation Costs and Liabilities

Costs associated with reclamation and remediation of assets that are incremental to the assets identified in the Company’s closure plan of August 2006 for the Mesquite Mine, are accounted for as an asset retirement cost and are included in long-lived assets as a component of property, plant and equipment. These costs are also reflected as an increase in the asset retirement obligation. Asset retirement costs are amortized on a straight line basis over the expected life of the related assets.

The Company’s asset retirement obligation is based on the net present value of the estimated future costs of complying with legal and regulatory requirements pertaining to reclamation and remediation of the Mesquite Mine. Such costs include material changes in the life-of mine plan and other changes in estimates resulting from the passage of time and revisions to the estimates of the timing or amount of reclamation and remediation costs. The increase in the net present value of the asset retirement obligation arising through passage of time is charged to earnings as accretion expense.

Revenue Recognition

Revenue is recognized when metal is delivered and title passes. During 2007, the Company entered into forward sales contracts for the sale of 429,000 ounces of gold at $801 per ounce commencing July 2008 with the last commitment deliverable December 2014. There were no forward sales contracts entered into during 2006. Third party smelting and refining costs are recorded as a cost of sales and silver by-product credits serve to reduce cost of sales as generated.

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

Stripping Costs Incurred During Production

The Company accounts for stripping costs during production in accordance with the FASB Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry”. EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. During the development stage of a mine, pre-production stripping costs are capitalized and typically are amortized over the productive life of the mine. The Company is following this guidance in its accounting for stripping costs associated with the expansion of the existing mine workings at Mesquite.

Gross Revenues

Gross revenue for the years ended December 30, 2007, 2006 and 2005 include sales to the following major customers:

	December 30, 2007	December 31, 2006	December 31, 2005
Customer A	$4,665,890	$6,946,574	$3,911,655
Customer B	—	912,640	501,350
Customer C	—	—	1,510,030
Customer D	—	—	3,875,114
	$4,665,890	$7,859,214	$9,798,149

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. However, for some entities, application of the Statement will change current practice. The provisions of the Statement are effective for the Company’s fiscal year ending December 31, 2008. In February 2008, the FASB amended SFAS No. 157 to exclude leasing transactions and to delay the effective date by one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company has evaluated the impact of the adoption of SFAS No. 157 on its overall results of operations or financial position and has concluded that the impact will not be material.

In September 2006, the FASB issued Staff Position No. AUG AIR - 1 – Accounting for Planned Major Maintenance Activities which amends guidance for the AICPA Industry Audit Guide, Audits of Airlines with respect to planned major maintenance activities and makes this guidance applicable to entities in all industries. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and requires entities to apply the same method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We adopted FSP AIR – 1 on January 1, 2007. The implementation of this standard did not have any impact on our financial statements. In view of the recent acquisition of its mining fleet and the warranty provisions relating to this equipment, the Company’s routine repair and maintenance activities are expensed as incurred. In the future, the Company will capitalize major rebuilds of equipment and amortize the costs over the extended useful life of the equipment, and will evaluate the applicability of this Staff Position to the circumstances.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is expected to expand the use of fair value measurement and is effective as of the start of the Company’s first fiscal year that commences after November 15, 2007. The Company has evaluated the impact of adoption of SFAS No.159 on its overall results of operations or financial position and has concluded that the impact will not be material.

In December 2007, the FASB issued FAS 141(R), “Business Combinations”, which will replace FS 141 prospectively for business combinations consummated after the effective date of December 15, 2008. Under FAS 141 (R), business combinations will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141. Significant changes will result from applying the acquisition method, including: more acquisitions will be accounted for as business combinations rather than as asset acquisitions; acquisition related costs of the acquirer will be expensed as incurred , whereas under FAS 141 these costs are capitalized as part of the business combination; and the assets acquired and liabilities assumed are recorded at 100% of fair value even if less than 100% is obtained, whereas under FAS 141 only the controlling interest’s portion is recorded at fair value. In the event of the Company being involved in a future business combination, the Company will evaluate the application of FAS 141(R).

In December 2007, the FASB issued FAS 160, “Non-Controlling Interests in Consolidated Financial Statements” which is effective for fiscal years beginning after December 15, 2008. Under FAS 160, non-controlling interests will be measured at 100% of the fair value of assets acquired and liabilities assumed. Under current standards, the non-controlling interest is measured at book value. For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders’ equity. In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure provisions, which are to be applied for all prior periods presented in the financial statements. In the event of the Company being required in the future to prepare consolidated financial statements including a non-controlling interest in another entity, the Company will evaluate the application of FAS 160.

4. RESTRICTED CASH

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007 (note 13). Under the terms of this facility the Company has set aside $7,500,000 in a Cost Overrun Account until Completion of the Mesquite Mine development project, which occurs on satisfaction of physical and economic completion tests as set out in the credit agreement. At Completion, unused funds will be applied to fund a Debt Service Reserve Account, established to hold an amount equal to the debt service amounts payable on the next Repayment Date as set out in the credit agreement, and thereafter any surplus funds may be returned to the Company. Interest earned on restricted cash is for the account of the Company.

5. INVENTORIES

Inventories consist of the following:

	December 31, 2007	December 31, 2006
Ore on leach pads	$7,724,311	$—
Metal-in-process	846,571	270,645
Bullion	994,351	—
Supplies	1,635,556	241,018
Total inventories	$11,200,789	$511,663

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation as at December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
Buildings	$4,213,961	$3,550,000
Equipment	77,317,208	4,020,491
Mine development	3,517,418	—
	85,048,587	7,570,491
Less accumulated amortization and depreciation	(7,097,432)	(3,241,979)
Net Property and Equipment	$77,951,155	$4,328,512

Capitalized interest expense of $503,065 has been recorded in 2007 (2006 – $0), based on the interest attributable to borrowings incurred to finance the construction of assets intended for the Company’s own use. Capitalization of interest ceases when an asset is ready for its intended use.

Mine development as at December 31, 2007 includes $1,365,074 in respect of fauna relocation costs and $1,923,202 in respect of capitalized development drilling costs

Amortization and depreciation expense for the year ended December 31, 2007 and 2006 was $3,925,395 and $1,087,516 respectively. Depreciation of mobile mining equipment and other equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to twelve years. The great majority of assets acquired under the expansion program are depreciated over 12 years. Depreciation of mine development costs, processing plant, mine structures and infrastructure is calculated on a units of production basis over the estimated life of the ore body based on estimated proven and probable reserves.

7. CONSTRUCTION IN PROCESS

The following is a summary of the major components of construction in process at December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
Mining fleet and ancillary equipment	$—	$327,359
Leach pad expansion	12,836,740	—
Building construction and site infrastructure	9,026,821	2,237,614
Development drilling	—	315,802
	$21,863,561	$2,880,775

Construction in process is accumulated and carried forward at cost until completion of construction or until the equipment is placed into service, at which time the cost is transferred to property, plant and equipment and is amortized over the asset’s expected useful life.

Development drilling represents drilling costs at Mesquite Mine that have been determined will add to previously established proven and probable reserves. On completion of the drilling program, the cost is transferred to mine development costs in property, plant and equipment and is amortized on a units-of-production basis.

8. RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

The Company has a bonding and insurance program, primarily with American International Specialty Lines Insurance Company (“AIG”), in respect of the operations and closure liabilities of the Mesquite Mine. Under the program, the Company initially paid $5,998,994 into a reimbursement account with AIG, representing the net present value of expected reclamation costs. As a result of increases in proven and probable reserves in August 2006 and March 2007, which increased the reserve life of the mine by two years, the Company agreed with AIG and the regulatory agencies to revisions in its reclamation cost estimates. As a consequence, in May 2007 the bonding program was increased from approximately $8,700,000 to approximately $11,300,000 and the Company was required to place an additional $2,090,094 in the reimbursement account with AIG. In addition, changes were made to the insurance program as described in note 10.

During the second half of 2006 and first quarter of 2007, the Company carried out closure procedures in respect of the Vista heap leach pad. Related costs of $349,330 were reimbursed by AIG.

The following is a summary of cumulative activity in the reimbursement account as at December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
Original deposit to reimbursement account	$5,998,994	$5,998,994
Additional deposit to reimbursement account	2,090,094	—
Interest earned from inception	920,826	538,817
	9,009,914	6,537,811
Reclamation costs reimbursed	(349,330)	(200,805)
Closing balance	$8,660,584	$6,337,006

The following bonds have been issued by AIG and approved by regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception Date	Value	Obligee(s)
ESD 7315360	11/7/2003	$1,218,200	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315361	11/7/2003	$1,468,000	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315362	11/7/2003	$61,783	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315363	11/7/2003	$550,000	California Water Quality Control Board
ESD 7315358	11/7/2003	$6,978,400	U.S. Bureau of Land Management
ESD 7315359	11/7/2003	$50,000	California State Lands Commission
ESD 7315533	5/30/2007	976,800	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
			California State lands Commission

9. LONG-TERM PREPAID EXPENSES

The Company has paid advance premiums in respect of insurance policies to cover environmental risks at the Mesquite Mine. The insurance program has recently been re-evaluated in light of the increase in reserves and forecast mine life at Mesquite.

The insurance program covers closure and reclamation risk in excess of the amount on deposit in the Investment - Remediation and Reclamation account ($8,660,584 at December 31, 2007), to an aggregate limit of $17,500,000 (2006 - $14,000,000), and expires November 7, 2020. The program limit and term were increased from $14,000,000 and November 7, 2014 respectively, effective May 30, 2007.

The program also covers pollution and remediation risk up to $10,000,000 and includes coverage for pre-existing conditions and new conditions. The terms for these two aspects of coverage expire on November 7, 2013 and November 7, 2008, respectively. The program limit was increased from $5,000,000 effective May 31, 2007.

The premium cost is being amortized over the terms of the policies and is summarized below.

	December 31, 2007	December 31, 2006
Original Policy Premiums	$1,642,621	$1,642,621
Additional Policy Premium	724,163	—
Amortization to date	(640,865)	(481,417)
Unamortized Premium Cost	1,725,919	1,161,204
Current Portion	(170,978)	(151,649)
Long-Term Prepaid Expenses	$1,554,941	$1,009,555

10. DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs, primarily bank fees and professional fees and expenses associated with the term loan facility (note 13) incurred to December 31, 2007 were $3,569,812 (2006 - $250,000). These costs are being amortized on a straight line basis over the term of the facility to December 31, 2014. Amortization for the year ended December 31, 2007 was $342,402 (2006 - $0).

11. DEFERRED INCOME TAX ASSETS

Income Taxes

	December 31, 2007	December 31, 2006
Current	$—	$—
Deferred	(37,133,460)	—
Provision for (recovery of) income taxes	$(37,133,460)	$—

The Company’s effective income tax rate on earnings (loss) has been determined as follows:

	December 31, 2007	December 31, 2006
United States federal statutory income tax rate	35.0%	35.0%
Increase (decrease) by the effects of:
State tax	4.0%	4.0%
Change in valuation allowance	2.3%	-39%
Effective tax rate	41.3%	0.0%

Loss before income taxes	(89,843,761)	(11,283,265)
Provision for (recovery of) income taxes	(37,133,460)	—

Deferred Taxes

The significant components of the deferred tax asset at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Current deferred tax assets	$—	$—

Long-term deferred tax assets
Unrealized loss on mark-to-market of gold forward sales contracts	22,971,486	—
Net operating losses	19,131,196	5,989,676
Mining property	1,265,351	—
Reclamation cost	1,947,751	—
Exploration cost	452,805	—
Stock-based compensation	1,335,920	—
Fixed assets	—	738,725
Total long-term deferred tax assets	47,104,509	6,728,401
Long-term deferred tax liabilities
Fixed assets	(2,370,624)	—
Total long-term deferred tax liabilities	(2,370,624)	—
Net long-term deferred tax asset	44,733,885	6,728,401
Valuation allowance	(7,600,425)	(6,728,401)
Net deferred tax assets	$37,133,460	$—

At December 31, 2007, the Company had income tax loss carry-forwards of approximately $49.9 million. These losses expire in 2022 to 2027. The ability to utilize these loss carry-forwards is dependent upon a number of factors, including the future profitability of operations and other tax limitations. A tax benefit of $19.1 million less a valuation allowance of $5.9 million resulting in a net loss of $13.2 million has been recognized in the consolidated financial statements with respect to income tax loss carry-forwards.

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

The Company has not designated these contracts as cash flow hedges. Accordingly the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market adjustment related to these contracts is immediately reflected on the income statement of the Company as unrealized losses on gold forward sales contracts and the cumulative effect is reflected as an asset or liability on the balance sheet.

The contracts were marked-to-market as at December 31, 2007. The cumulative unrealized loss of $58,901,246 has been disclosed as a liability as at December 31, 2007 and the Company has recorded an unrealized loss of $58,901,246 during 2007.

13. LOANS PAYABLE

Term Loan Facility

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007, under which WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine. The facility is for a term of 7.75 years until December 31, 2014 and comprises a multiple-draw term loan of which $87,300,000 will be available as required for the development of the Mesquite Mine; the remainder will be available for up to 12 months after completion for corporate purposes.  The facility is secured by all of the assets of WMMI and a pledge of the shares of WMMI owned by the Company. In addition, until Completion, the facility is guaranteed by the Company.

Interest on the term loan is charged at U.S. LIBOR plus 2.2% prior to completion and U.S. LIBOR plus 1.75% after completion.  Completion occurs upon the satisfaction of certain technical and financial criteria as defined in the credit agreement.  As at December 31, 2007, WMMI had drawn $76,462,357 under the facility and incurred interest at a rate of approximately 7.25%. Repayment of the project facility will be on a semi-annual basis, commencing December 31, 2008 through December 31, 2014 according to an agreed schedule of percentages of the loan outstanding on the final day of the availability period. On the basis of the loan outstanding at December 31, 2007, the initial repayment on December 31, 2008 would be $6,881,612, or 9% of the loan.  In addition to the scheduled repayments, mandatory prepayments are required semi-annually based on excess cash flow from the Mesquite Mine.

Pursuant to the Reorganization, in July 2007, the Company entered into a Deed of Accession with the Agent, the Security Trustee, the Banks and Hedging Banks that are parties to the Term Loan Facility, under which the Company acceded to the Credit Agreement and Intercreditor Deed relating to the Term Loan Facility. The Company thereby assumed as Guarantor the obligations previously undertaken by Western Goldfields (USA) Inc. (formerly Western Goldfields, Inc.) in relation to amounts owing under the Term Loan Facility by WMMI.

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

14. RECLAMATION AND REMEDIATION LIABILITIES

Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities. The Company’s provision for reclamation and remediation liabilities is based on known requirements. It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments. The Company’s estimate of the net present value of these obligations for the Mesquite mine is based upon existing reclamation standards at December 31, 2007 and is in conformity with SFAS No. 143. The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

The feasibility study completed in August 2006 increased the mineral reserves for the Mesquite Mine. As a result, the Company completed a review of the reclamation plan and the reclamation and remediation liability as at September 1, 2006. The net present value of these obligations was revised to $4,893,690. The difference between this revised estimate and the accreted value up to August 31, 2006, was accounted for as a recovery of $1,459,859. In May 2007, the company announced a further increase in the mineral reserves. The net effect of the May increase is reflected in an increase of $66,910 in the Company’s provision for reclamation and remediation as at December 31, 2007.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Opening Balance	$4,805,473	$6,196,570
Accretion	337,176	269,568
Reclamation costs incurred	(148,416)	(200,805)
Increase (reduction) in the present value of obligations	66,910	(1,459,859)
Ending Balance	$5,061,143	$4,805,473

The estimated amounts payable within the next 12 months included in the above balances as at December 31, 2007 and 2006 were $129,186 and $254,274.

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

Public Offerings of Common Shares

In January 2007, the Company issued 33,330,000 common shares at a price of $1.91 (Cdn. $2.25) under a prospectus supplement to the Company’s shelf prospectus dated October 27, 2006. Net proceeds to the Company, after expenses of $4,469,104, were $59,191,197.

In October 2007, the Company announced that it had completed a public share offering of 9,840,000 common shares at a price of Cdn.$3.05 under a Short Form Prospectus dated October 2, 2007. Gross proceeds to the Company were Cdn.$30,012,000. In addition, the underwriters exercised their over-allotment option in respect of 1,476,000 common shares for gross proceeds of $4,501,800. Total proceeds, net of underwriter’s commission at 5% and other expenses of the issue, were US$33,416,468.

 Other Issuances of Common Shares

During the year ended December 31, 2007, the Company issued 10,248,052 shares of common stock for cash consideration of $4,508,053 upon the exercise of 10,248,052 warrants to purchase common shares.

During the year ended December 31, 2007, the Company issued 1,702,757 shares of common stock for cash consideration of $1,040,509 upon the exercise of options to purchase common shares. Of the shares issued, 103,125 were issued under the cashless method under which option holders receive that number of shares calculated by dividing the amount by which their options are “in the money” by the share price at date of exercise.

In January, 2007, the Company announced that it was offering 1,950,000 common shares to certain of its shareholders at the same price as the public offering in that month. This offering was made because certain shareholders of the Company’s predecessor, WGI Idaho, who owned shares of common stock issued prior to July 1, 1997 may have had pre-emptive rights to purchase shares to maintain their proportional stock ownership in WG Idaho; however, the Company believed there was uncertainty with respect to whether such rights existed. In light of this uncertainty and without admitting that such rights exist, in connection with the market offering, WGI Idaho provided holders of its common stock whose holdings could be traced back to common stock issued prior to July 1, 1997, the opportunity to purchase shares on the same terms as this offering. No shareholders responded to the offering which expired, unexercised, on February 14, 2007. No pre-emptive rights attach to the shares of WGI Ontario.

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

17. STOCK OPTIONS AND WARRANTS

The Company has a stock incentive plan which is intended to provide an incentive to officers, employees, directors and consultants of the Company. The option price is determined by the Compensation Committee of the Board of Directors at its sole discretion but shall not be less than the closing price of the Company’s common stock on The Toronto Stock Exchange two trading days after the date of the grant. The term of each option granted shall be for a period of not exceeding ten years from the date of the grant. Except as expressly provided for in the option holder’s employment, consulting or termination contract, the option holder may exercise the option to the extent exercisable on the date of such termination at any time within three months after the date of termination.

The plan is a non-qualifying stock option plan for U.S. income tax purposes. For awards made before and after the reorganization of the Company effective June 29, 2007, the price of options granted is expressed in terms of U.S. and Cdn. dollars, respectively. The aggregate number of shares of the Company’s common stock for which option awards may be granted under the plan shall not exceed 5,000,000.

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

Options

During the year ended December 31, 2007, 1,749,632 options were exercised for cash proceeds of $1,040,508. 10,000 options expired during the period. Of the options exercised, 150,000 were exercised in exchange for 103,125 common shares under the cashless method under which option holders receive that number of shares calculated by dividing the amount by which their options are “in the money” by the share price at date of exercise.

On December 10, 2007, the Company issued 300,000 options to an officer with an exercise price of Cdn $3.74 per share. The options vest in three equal annual installments beginning on December 10, 2007, and were fair valued at $746,378.

On August 2, 2007, the Company issued 395,000 options to employees and to a director with an exercise price of Cdn $2.80 per share. The options vest in three equal annual installments beginning on August 2, 2007, and were fair valued at $910,080.

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

The value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model. The model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. Expected volatility is based on the historical volatility of our stock. These estimates involve inherent uncertainties and the application of management judgement. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for options expected to vest. As a result, if other assumptions had been used , our recorded stock-based compensation expense could have been different from that reported. The Black-Scholes option pricing model used the following assumptions:

	2007	2006	2005
Weighted-average risk-free rate of return (%)	5.0% - 3.9%	5.0% - 4.6%	4.0%
Dividend yield	0%	0%	0%
Expected life in years	4 and 7	7	3 - 6
Volatility	98% - 91%	107% - 102%	70%

The following is a summary of stock option activity for the years ended December 31, 2007 and 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance January 1, 2006	6,672,900	$0.69
Granted	8,895,000	0.56
Exercised	(1,135,000)	0.56
Expired	(771,650)	0.80
Outstanding at December 31, 2006	13,661,250	0.61
Exercisable at December 31, 2006	7,697,922	$0.64

Weighted average fair value of options as of December 31, 2006			$0.43

Balance January 1, 2007	13,661,250	$0.61
Granted	1,400,000	2.60
Exercised / Expired	(1,759,632)	0.65
Outstanding at December 31, 2007	13,301,618	0.82
Exercisable at December, 2007	9,403,291	$0.72
Weighted average fair value of options as of December 31, 2007			$0. 55

The following table summarizes information about the stock options outstanding at December 31, 2007:

Awards Outstanding by Range
Exercise Price $		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price $	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.01	0.50	8,191,618	4.86	0.35	5,658,287	4.74	0.35
0.51	1.00	2,855,000	4.37	0.86	2,748,334	4.33	0.86
1.01	1.50	—	—	—	—	—	—
1.51	2.00	635,000	6.26	1.96	198,335	6.26	1.96
2.01	2.50	925,000	5.59	2.18	566,668	5.57	2.18
2.51	3.00	395,000	6.58	2.82	131,667	6.59	2.82
3.01	3.50	—	—	—	—	—	—
3.51	4.00	300,000	6.94	3.96	100,000	6.94	3.96
		13,301,618	4.97	0.82	9,403,291	4.75	0. 72

Warrants

On February 14, 2006, the Company issued 10,000,000 warrants as part of a private placement of 20,000,000 units. Each unit consisted of one share of common stock and one half of one warrant to purchase one share of common stock, exercisable at $0.45 per share. In addition, on February 18, 2006, the Company issued 1,000,000 warrants to a consulting firm at an exercise price of $0.30 per share. The value of the warrants was estimated on the date of the issue using the Black-Scholes option-pricing model. The following assumptions were used: risk-free rate of return – 4.7%; dividend yield – 0%; term – 2 years and volatility – 104%.

The following is a summary of warrant activity for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007	Year ended December 31, 2006
Balance, start of year	17,054,232	22,302,849
Issued	—	11,000,000
Expired	—	(2,076,169)
Exercised	(10,248,052)	(14,172,448)
Balance, end of year	6,806,180	17,054,232

Warrants outstanding to acquire common shares of the Company at December 31, 2007 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
750,000	0.45	February 13, 2008
6,056,180	0.76	Note (1)
6,806,180

(1)
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

During June 2007, prior to the reorganization and change of domicile of the Company effective June 29, 2007, Canadian resident officers and directors exercised warrants to purchase common shares of the Company’s stock at a price of $0.45 per share as follows:

•	Rockcliff Group Limited, a corporation of which our Chairman of the Board, Randall Oliphant, is the sole shareholder, Chairman and Chief Executive Officer – 1,250,000 warrants

•	TerraNova Partners L.P., a limited partnership of which our Director, Vahan Kololian, is the founder and managing partner – 416,667 warrants

•	Brian Penny, our Chief Financial Officer – 166,667 warrants

•	Sandra-Meddick-Ruth, the wife of our Director, Gerald Ruth – 250,000 warrants

•	Muriel A. Ruth, the mother of our Director, Gerald Ruth – 66,667 warrants

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (an Ontario corporation) (“Silver Bear”) under which a portion of Silver Bear’s office overhead is charged to the Company on the basis of the expected time commitment of the staff involved. The Company is related to Silver Bear because certain senior executives and directors of Silver Bear also serve as senior executives and directors of the Company. During the years ended December 31, 2007 and 2006 overhead costs of $289,267 and $261,367, respectively, were charged to the Company under this agreement. At December 31, 2007 and 2006, $31,150 and $31,165, respectively, was payable to Silver Bear.

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

Contract with the County Sanitation District of Los Angeles

During its ownership of the Mesquite Mine, Hanson Natural Resources, a prior operator of the mine, entered into an agreement with the County Sanitation District of Los Angeles County, which then developed and permitted a plan to create a 100 year landfill at the Mesquite Mine.

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

Mesquite Expansion

The Company has made purchase commitments of approximately $73,600,000 in respect of the mining fleet and ancillary mining equipment required for resumption and expansion of mining operations at the Mesquite Mine. Of this total, equipment to a value of approximately $72,500,000 had been delivered as at December 31, 2007.

In addition, the Company has planned capital spending of approximately $38,400,000 on other aspects of the mine expansion program, of which approximately $26,400,000 had been spent as at December 31, 2007. Purchase commitments outstanding at December 31, 2007 were approximately $12,300,000. The Company expects to complete the expansion program during the second fiscal quarter of 2008.

Lease Agreement

The Company is a party to a cost sharing agreement with Silver Bear under which a portion of Silver Bear’s office overhead is charged to the Company (Note 18). Under this agreement the Company anticipates paying approximately $35,000 in respect of the lease of head office premises for the five month period ending May 31, 2008.

In addition, the Company has entered into a lease for head office premises for the ten year period commencing June 1, 2008. Estimated rental and operating costs over the first year of the lease are approximately $530,000 and over the ten year term are approximately $5,385,000. The Company anticipates that Silver Bear will initially share 50% of these costs.

Congrove Construction Matter

The Company, through its subsidiary, Western Mesquite Mines Inc. (“WMMI”), entered into a Management Representative Agreement dated August 7, 2007 with Congrove Construction (“Congrove”) of Yuma, Arizona, in respect of certain construction activities associated with the Mesquite expansion project. WMMI terminated the contract on the grounds of bad faith demonstrated by Congrove in the carrying out of its contractual duties. Legal counsel acting for Congrove has asserted that WMMI owes Congrove money in respect of management costs, fees expressed as a percentage of the value of the overall construction project, mobilization costs and a share of cost savings.

The Company is not in a position to reasonably estimate the possible loss or range of loss that might apply in the unlikely event that Congrove were to obtain judgement against WMMI.

The Company does not believe these claims have merit. No legal proceedings have been commenced in regard to this matter but, in such event, the Company intends to vigorously defend against such claims.

20.    SUBSEQUENT EVENTS

Drawdown Under Term Loan Facility

On February 7, 2008 the Company received an additional advance of $2,719,162 under the term loan facility, bringing total advances to $79,181,519. The Company can borrow an additional $25,818,481 under the facility of which $17,700,000 is available for general corporate purposes and $8,118,481 is available for the Mesquite Mine expansion project.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. The Company’s system of internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.    DIRECTORS,   EXECUTIVE   OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE W ITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of our executive officers and directors as of February 28, 2008;

Name	Age	Position(s) with the Company	Date of Appointment as director
Randall Oliphant	48	Chairman of the Board	February 13, 2006
Raymond Threlkeld	61	President and Chief Executive Officer	June 14, 2006
Brian Penny	45	Chief Financial Officer
Paul Semple	47	Vice President of Projects
Wesley Hanson	47	Vice President of Mine Development
Graham Desson	61	Controller and Secretary
Vahan Kololian (1) (2)	54	Director	March 14, 2006
Martyn Konig (1) (2)	50	Director	February 13, 2006
Gerald Ruth (1) (2)	49	Director	May 10, 2004

(1)	member of Audit Committee
(2)	member of Compensation, Governance and Environmental Committee

Randall Oliphant, age 48, is a Director and the President and Chief Executive Officer of Silver Bear Resources Inc. He has been the Chairman and Chief Executive Officer of Rockcliff Group Limited, a private corporation actively involved with its shareholdings, primarily in the mining sector, including Western Goldfields Inc., since September 2004. Mr. Oliphant is on the Advisory Board of Metalmark Capital LLC (formerly Morgan Stanley Capital Partners), and serves on the boards of WesternZagros Resources Ltd. and Franco-Nevada Corporation. Since 2003, Mr. Oliphant has served on the boards of a number of public and private companies and not-for-profit organizations. From 1999 to 2003, he was the President and Chief Executive Officer of Barrick Gold Corporation. Mr. Oliphant is a Chartered Accountant.

Raymond Threlkeld, age 61, has over 30 years of mineral industry experience ranging from discovery, feasibility study, development management, operations management, and corporate officer. Since 2005, Mr. Threlkeld has been the Chief Operating Officer of Silver Bear Resources Inc. From 1996 to 2005 Mr. Threlkeld held various senior management positions in precious metal mine development with Barrick Gold Corporation and Coeur d’Alene Mines Corporation including the development of the Pierina Mine in Peru, the Bulyanhulu Mine in Tanzania and the Veladero Mine in Argentina. Mr. Threlkeld has had exploration acquisition success in the Western United States in addition to the management and project development experience cited above.

Brian Penny, age 45, has over 20 years of experience in mine finance and accounting.  Since 2005,  Mr. Penny has been the Chief Financial Officer of Silver Bear Resources Inc. Since 2004, Mr. Penny has been a Director of, and chairs the Audit Committees of Equinox Minerals Limited and Baffinland Iron Mines Corporation and since 2005, has been a Director of, and chairs the Audit Committee of Alamos Gold Inc. While serving as Chief Financial Officer with Kinross Gold Corporation from 1993 to 2004, Mr. Penny was responsible for all finance, banking, hedging and financial reporting activities including the financial due diligence surrounding a U.S. $1.3 billion merger with TVX Gold Inc. and Echo Bay Mines Ltd. Mr. Penny is a Certified Management Accountant.

Paul Semple, age 47, has 23 years of experience in the mining industry and has focused on feasibility studies, project development and operations of precious and base metals deposits. From 2001 to 2007 Mr. Semple has been President of PG Semple Consulting and President of Penguin Automated Systems Inc. Mr. Semple has spent much of his time with Kilborn (later SNC-Lavalin) where he was involved in all aspects of project development from initial studies through to construction and operations. During this time, Mr. Semple held various positions including Vice President and General Manager, SNC Lavalin Engineers and Constructors. Mr. Semple is a Professional Engineer.

Wesley Hanson, age 47, has over 24 years of mining experience including exploration, mine geology, mine engineering, mine operations, consulting geology and corporate management. Mr. Hanson joined Western Goldfields in 2006. From 2002 to 2006, Mr. Hanson held various supervisory positions with Kinross Gold Corporation, the most recent being Vice President of Technical Services where he supervised resource and reserve disclosure and managed the company's technical staff supporting Kinross' mining operations and corporate development activities. Mr. Hanson is a Professional Geologist.

Graham Desson, age 61, served as Controller of Silver Bear Resources Inc., publicly traded Canadian company engaged in mining exploration in the Russian Federation from 2005 to 2007. From 2004 to 2005, Mr. Desson was an independent consultant. From 2001 to 2004 Mr. Desson was engaged as a financial consultant and then served as Director - Treasury of Biovail Corporation, a public pharmaceutical company. Mr. Desson is a Chartered Accountant.

Vahan Kololian, age 54, is the founder and Managing Partner of TerraNova Partners LP, which invests in the industrial, services and resource sectors. Since 2002 Mr. Kololian has been Chairman of Precinda Corporation, a private manufacturing company. Mr. Kololian started his career in investment banking in 1980 with Burns Fry Limited (now BMO Nesbitt Burns). Since 1990 he has held leadership positions in private equity partnerships. Mr. Kololian also serves on the boards of the following public companies, Clear Point Business Resources Inc. and Manicouagan Minerals Inc. Mr. Kololian is a Member of the Law Society of Upper Canada.

Martyn Konig, age 50, has 25 years experience in investment banking and the commodity markets. Since 2005 Mr. Konig has served as Chief Executive Officer of Blackfish Capital, managing the Blackfish Capital Resources Fund. He is also Chief Executive Officer of AIM listed Latitude Resources, a resource focused investment group. He has extensive experience in the natural resource sector, which includes senior management responsibility in resource finance and commodity trading operations at various international investment banks. Mr. Konig was a main Board Director of NM Rothschilds and Sons Ltd. for 15 years and held senior positions at Goldman Sachs and UBS. Mr. Konig is a Barrister and Fellow of the Chartered Institute of Bankers.

Gerald Ruth, age 49, has served as a Director since May 2004. Since 2003, Mr. Ruth has operated an independent corporate finance consulting business. Mr. Ruth is currently a Director and Chief Financial Officer of Greenwich Global Capital Inc., a capital pool company that trades on NEX, a Director and Chief Executive Officer of Yonge Street Capital Corp., a capital pool company listed on the TSX Venture Exchange, and President and Chief Executive Officer of Gersan Capital Corp., a limited market dealer involved in corporate finance, capital markets activities and strategic advisory services. From 1988 to 2003, Mr. Ruth held various positions at the Toronto Stock Exchange, where he served as Head of Listings from 1997 to 2003. Mr. Ruth is a Chartered Accountant.

To our knowledge, none of our directors, officers or affiliates, and no owner of record or beneficial owner of more than five percent (5%) of our securities, and no associate of any such director, officer or security holder, is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Independence of the Board

Three out of the five members of the Board are independent within the meaning of the Governance Guidelines. Each of Messrs. Kololian, Konig and Ruth are independent. Mr. Threlkeld is not independent as he is an officer of the Company. Mr. Oliphant is also not independent as he acts as executive Chairman of the Company.

The independent directors meet at the end of each Board meeting without management and non-independent directors being present, if deemed necessary.

Meetings of the Board and Committees of the Board

The Board meets a minimum of four times per year, usually every quarter and following the annual meeting of the Company's shareholders. Each committee of the Board meets at least once each year or more frequently as deemed necessary by the applicable committee, and at least four times a year in the case of the Audit Committee. The frequency of the meetings and the nature of the meeting agendas are dependent upon the nature of the business and affairs which the Company faces from time to time. During 2007, the Board met 8 times, the Audit Committee met 4 times and the Compensation, Governance and Environmental Committee met 3 times. The following table provides details regarding director attendance at Board and Committee meetings held during their tenure on their respective committees during 2007.

Meetings Attended out of Meetings Held

Director	Board	Audit Committee	Compensation Governance and Environmental Committee
Randall Oliphant	8 out of 8
Raymond Threlkeld	7 out of 8
Vahan Kololian	7 out of 8	4 out of 4	3 out of 3
Martyn Konig	7 out of 8	4 out of 4	3 out of 3
Gerald Ruth	8 out of 8	4 out of 4	3 out of 3

Nomination for Directors

The Board has established the Compensation, Governance and Environmental Committee which has assumed responsibility for the appointment and assessment of directors. The Compensation, Governance and Environmental Committee is comprised of Messrs. Kololian, Konig and Ruth, all of whom are independent of the Company.

While there are no specific criteria for Board membership, the Company attempts to attract and retain directors with business knowledge and a particular knowledge of mineral exploration, development and mining or other areas (such as finance) which provide knowledge which would assist in guiding the officers of the Company. As such, nominations would normally be the result of recruitment efforts and discussions amongst the Compensation, Governance and Environmental Committee, prior to the consideration of the Board as a whole.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code”) for its directors, officers and employees. The Board, acting through Audit Committee has responsibility for monitoring compliance with the Code by ensuring all directors, officers and employees receive and become thoroughly familiar with the Code and acknowledge their support and understanding of the Code. Any non-compliance with the Code is to be reported to the appropriate person. A copy of the Code may be accessed under the Company’s profile at www.sedar.com.

The Board takes steps to ensure that directors, officers and employees exercise independent judgment in considering transactions and agreements in respect of which a director, officer or employee of the Company has a material interest, which include ensuring that directors, officers and employees are thoroughly familiar with the Code and, in particular, the rules concerning reporting conflicts of interest and obtaining direction regarding any potential conflicts of interest.

The Board encourages and promotes an overall culture of ethical business conduct by promoting compliance with applicable laws, rules and regulations; providing guidance to directors, officers and employees to help them recognize and deal with ethical issues; promoting a culture of open communication, honesty and accountability; and ensuring awareness of disciplinary action for violations of ethical business conduct.

 Our code of ethics is available on our website at www.westerngoldfields.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company’s equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.  To the best of our knowledge, based solely on a review of the copies of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2007, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities to us for the fiscal year ended December 31, 2007, paid to our Chief Executive Officer and executive officers who were serving at December 31, 2007.

SUMMARY COMPENSATION TABLE
(in Canadian dollars)

Name and Principal Position	Year	Salary (1)($)	Bonus (1) ($)	Option Awards (2) $)	All Other Compensation ($)	Total($)

Randall Oliphant (3)	2007	250,000	500,000	—	—	750,000
Chairman of the Board	2006	68,269	—	949,823	—	1,018,092

Raymond Threlkeld	2007	250,000	400,000	—	—	650,000
President and Chief Executive Officer	2006	208,333	—	474,912	—	683,245

Brian Penny	2007	200,000	300,000	—	—	500,000
Chief Financial Officer	2006	166,667	—	379,929	—	546,596

Paul Semple	2007	150,000	75,000	—	—	225,000
Vice President – Projects	2006	125,000	20,000	265,950	—	410,950

Wesley Hanson	2007	150,000	75,000	—	—	225,000
Vice President – Mine Development	2006	68,750	10,000	983,185	—	1,061,935

(1)	Salary and bonus was paid in Canadian dollars. The average exchange rate per US dollar for 2007 and 2006 was 1.075 and 1.134, respectively.
(2)
The fair value of option awards was determined using the Black-Scholes Option Pricing Model, based on assumptions as set out in Note 17 to our Consolidated Financial Statements. The fair value of option awards has been converted to Canadian dollars at the exchange rate applicable at the date of award. For Messrs. Oliphant, Threlkeld, Penny and Semple, the rate applied was 1.1548, and for Mr. Hanson the rate applied was 1.1122.

(3)	Mr. Oliphant assumed executive duties effective September 23, 2006. Prior to that date he was compensated as Chairman of the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

NAME	Number of Securities Underlying Options Granted ( #) Exercisable	Number of Securities Underlying Options Granted ( #) Unexercisable	Exercise Price $	Expiration Date

Randall Oliphant (1)	1,666,667	833,333	0.34	2/12/2013

Raymond Threlkeld (1)	833,333	416,667	0.34	2/12/2013

Brian Penny (1)	666,667	333,333	0.34	2/12/2013

Paul Semple (1)	246,667	233,333	0.34	2/12/2013

Wesley Hanson (2)	233,333	166,667	2.01	6/14/2014

(1)
Options were awarded on February 13, 2006. One third of the award vested immediately on February 13, 2006 and became exercisable on June 24, 2006, a further one third vested and became exercisable on February 13, 2007 and the final one third vests and became exercisable on February 13, 2008.

(2)
Options were awarded on June 14, 2006. One third of the award vested immediately on June 14, 2006, a further one third vested and became exercisable on June 14, 2007 and the final one third vests and becomes exercisable on June 14, 2008.

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1) $	Option Awards (2) $	All Other Compensation $	Total $
Randall Oliphant (3)	—	—	—	—
Raymond Threlkeld (4)	—	—	—	—
Vahan Kololian (5)	24,933	—	—	24,933
Martyn Konig (6)	24,933	—	—	24,933
Gerald Ruth (7)	24,933	437,710	—	462,643

(1)Fees were paid in U.S. dollars for the period January 1 – June 30, 2007 and in Cdn. dollars thereafter. Payments in Cdn. dollars have been translated at quarter-end exchange rates.
(2)The fair value of option awards was determined using the Black-Scholes Option Pricing Model, based on assumptions as set out in Note 17 to our Consolidated Financial Statements.
(3)2,500,000 options held at December 31, 2007.
(4)1,250,000 options held at December 31, 2007.
(5)750,000 options held at December 31, 2007.
(6)750,000 options held at December 31, 2007.
(7)800,000 options held at December 31, 2007.

We have in the past compensated our directors in cash and in shares of our Common Stock, and have generally in the past granted options to Directors upon joining the Board. We have established a compensation plan for our non-management directors. Non-management directors receive compensation at a rate of Cdn. $30,000 per annum. We reimburse the Directors for out of pocket expenses.

During the fiscal year ended December 31, 2007, Gerald Ruth received options to purchase 200,000 shares of our common stock at an exercise price of Cdn. $2.80 per share, exercisable over a 7 year period from August 2, 2007.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. Bonuses earned in respect of 2007 of $1,361,848 were paid in 2008.

Stock Options

Our Board of Directors chose to make option awards to select officers, directors, consultants, or shareholder/investors in order to induce them to assist it in implementing its business plan and to provide long term additional incentive. These options were not awarded pursuant to a plan but were specific individual awards with varying terms and conditions. In some instances, our Board of Directors reserved the right to cancel these awards for non-performance or other reasons, or established a vesting schedule pursuant to which the award is earned.

Employment Contracts, Termination of Employment and Change of Control Arrangements

Randall Oliphant, Raymond Threlkeld, Brian Penny, Paul Semple and Wesley Hanson have Severance and Indemnification Agreements with the Company which provide for compensation to be paid, under certain circumstances, in the event of termination of their employment or in the event of change of control of the Company. Reference is made to Exhibit 10.35(10) and 10.36(10) to Amendment No.1 to FORM SB-2 dated August 18, 2006

Composition of the Compensation, Governance and Environmental Committee

The Company’s Compensation, Governance and Environmental Committee (“the CGE Committee”) reviews and makes recommendations regarding the compensation of executive officers of the Company. Messrs. Kololian, Konig and Ruth were members of the committee during the year ended December 31, 2007. All members of the CGE Committee are independent directors. The CGE Committee periodically reviews the compensation paid to directors and management based on factors including time commitment, comparative fees paid by similar companies in the industry, performance and level of responsibility.

Committee Report on Compensation

The compensation of the Company’s senior officers is reviewed annually by the CGE Committee. The Company’s executive compensation program consists of an annual base salary, performance bonus and a longer term component, consisting of stock options.

Compensation Philosophy. The philosophy of our CGE Committee for the fiscal year ended December 31, 2007 was to provide competitive levels of compensation that are appropriate given the performance and commitment of our executive officers compared with similarly situated executives in the gold mining industry; link management’s pay to the achievement of our annual and long-term performance goals, and assist us in attracting and retaining qualified management. However, because of the limited number of companies that can be compared to us in terms of stage of resource development, net income, and similar items, a significant amount of subjectivity was involved in the decisions of the CGE Committee. 2007 was a successful year for our Company and its shareholders as management delivered on its commitment to bring the Mesquite Mine back into full production. Accordingly, during 2007, executive compensation was weighted towards bonus awards, reflecting the successful implementation of the Mesquite Mine expansion program and the resultant significant increase in shareholder value. The expansion program included, amongst other things, the development of a talented and experienced management team, equity and debt financings and a major capital expenditure program, all of which ultimately led to the resumption of full mining operations by year-end 2007. During 2006, executive compensation was weighted towards option awards, reflecting the early-stage risk attaching to the expansion program, the need to recruit high caliber individuals to the management team and the substantial challenges anticipated in bringing the Mesquite Mine back into production.

Base Salaries. Base salaries for management employees are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for management services, including a comparison of base salaries for comparable positions at comparable companies within the gold industry. Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive, and any increased responsibilities assumed by the executive. We believe the base salaries of executive officers are at or below those of similarly situated executives in the gold industry.

Bonus Arrangement. To encourage and reward outstanding corporate and individual performance, the Company from time to time considers awarding merit bonuses to its executive officers, based on the Company’s operating results and the achievement of certain defined major business objectives. In 2006 nominal bonuses was paid to two of the top five highest paid executives and no bonuses was paid to the three highest paid executives. In 2007, based on the increased market capitalization of the Company, the successful listing of the Company’s common stock on the Toronto and American Stock Exchanges, the completion of the feasibility study and financing of the Mesquite development plan, which ultimately led to the resumption of full mining operations by year-end 2007, significant bonuses were declared in 2007 in respect of the top five executives.

Stock Options. The Company’s stock option plan is designed to give each option holder an interest in maximizing shareholder value in the longer-term, to enable the Company to attract and retain personnel with experience and ability, and to reward individuals for current performance and expected future performance. The CGE Committee considers stock option grants when reviewing senior officer compensation packages as a whole.

Compensation of Chief Executive Officer. The compensation of the Chief Executive Officer (“CEO”) of the Company consists of an annual base salary, incentive bonus related to corporate performance, and incentive stock options. The amount of our CEO’s base salary for the years 2006 and 2007 was approved by the Board of Directors on March 29, 2006. The amount of our CEO’s full compensation for the fiscal year ended December 31, 2007 was determined in accordance with the principles discussed in the foregoing paragraphs but was also based upon a subjective evaluation by the CGE Committee of the leadership demonstrated by Raymond Threlkeld during the fiscal year in achieving the objectives of the Company. The unusual circumstances of the Company, involving financing and resumption of operations at the Mesquite Mine that had been out of production for several years, meant that peer group comparison was of limited assistance in determining compensation levels. The CGE Committee attached significant weight to the fact that a major capital expenditure program was effectively financed, managed and came in on time and within budget and the fact that full production at Mesquite was started three months ahead of original schedule. The CGE Committee reviewed the CEO’s compensation for 2007 at a meeting on December 6, 2007. At the same meeting the CGE Committee recommended to the Board of Directors that a 10% increase in the CEO’s annual base salary for the fiscal year 2008 be implemented. These recommendations were accepted by the Board at a meeting held on the same date.

Audit Committee

Our Audit Committee is comprised of Messrs. Kololian, Konig and Ruth, all of whom are independent and financially literate under Canadian governance requirements. Our Audit Committee’s principal responsibilities consist of: (i) recommending the selection of independent auditors; (ii) reviewing the scope of the audit conducted by the auditors, as well as the audit itself; (iii) reviewing matters concerning financial reporting, accounting and audit procedures, and policies generally, and (iv) monitoring the independence and performance of our independent auditors.

The primary function of the Audit Committee is to assist our Board of Directors in fulfilling its oversight responsibilities by:

•	reviewing our financial statements, financial reports and other financial information provided by us to any governmental body or the public and other relevant documents;

•
recommending the appointment and reviewing and appraising the audit efforts of our independent registered accounting firm and providing an open avenue of communication among the independent auditor, financial and senior management and the Board of Directors;

•
serving as an independent and objective party to monitor our financial reporting process and internal controls, our processes to manage business and financial risk, and our compliance with legal, ethical and regulatory requirements; and

•	encouraging continuous improvement of, and fostering adherence to, our policies, procedures and practices at all levels.

The Board of Directors has adopted a written charter setting out responsibilities of the audit committee. A copy of the charter is available on our website, www.westerngoldfields.com

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our equity securities as of February 28, 2008 by:

•	each security holder known by us to be the beneficial owner of more than 5% of the Company’s outstanding securities;

•	each of our directors;

•	each of our executive officers; and

•	all directors and executive officers as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Western Goldfields, Inc., 2 Bloor Street West, Suite 2102, PO Box 110, Toronto, Ontario M4W 3E2

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares
Randall Oliphant	6,750,000	(2)	4.87%
Raymond Threlkeld	1,750,001	(3)	1.27%
Brian Penny	1,499,999	(4)	1.09%
Paul Semple	480,000	(5)	0.35%
Wesley Hanson	233,333	(6)	0.20%
Graham Desson	500,000	(7)	0.37%
Vahan Kololian	2,000,000	(8)	1.46%
Martyn Konig	1,250,001	(9)	0.91%
Gerald Ruth	2,001,252	(10)	1.46%

All executive officers and directors as a group (9 persons)	16,464,586		11.43%

(1)
A person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2)	Includes options to purchase 2,500,000 shares of Common Stock and 4,250,000 shares of Common stock owned by Rockcliff Group Limited.
(3)	Includes options to purchase 1,250,000 shares of Common Stock and 500,001 shares of Common Stock.
(4)	Includes options to purchase 1,000,000 shares of Common Stock and 499,999 shares of Common Stock.
(5)	Includes options to purchase 480,000 shares of Common Stock.
(6)	Includes options to purchase 233,333 shares of our Common Stock.
(7)	Includes options to purchase 500,000 shares of Common Stock.
(8)	Includes options to purchase 750,000 shares of Common Stock and 1,250,000 shares of Common Stock owned by TerraNova Partners L.P.
(9)	Includes options to purchase 750,000 shares of Common Stock and 500,001 shares of Common Stock
(10)
Includes options to purchase 666,667 shares of Common Stock, 507,668 shares of Common Stock Shares of Common Stock owned by Muriel Ruth (mother) and 826,917 shares of Common Stock owned by Sandra Meddick-Ruth (spouse).

Equity compensation plan information

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	2,255,000	$2.43	2,625,000
Equity compensation plans not approved by security holders (1)	11,046,618	$0.49	Nil
Total	13,301,618	$0. 82	2,625,000

 (1) Consists of individual compensation arrangements covered by stock option agreements entered into prior to the approval of the Company’s 2006 Stock Incentive Plan on June 14, 2006, and includes both vested and unvested stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exercises of warrants

During June 2007, prior to the reorganization and change of domicile of the Company effective June 29, 2007, Canadian resident officers and directors exercised warrants to purchase common shares of the Company’s stock at a price of $0.45 per share as follows:

•	Rockcliff Group Limited, a corporation of which our Chairman of the Board, Randall Oliphant, is the sole shareholder, Chairman and Chief Executive Officer – 1,250,000 warrants

•	TerraNova Partners L.P., a limited partnership of which our Director, Vahan Kololian, is the founder and managing partner – 416,667 warrants

•	Brian Penny, our Chief Financial Officer – 166,667 warrants

•	Sandra-Meddick-Ruth, the wife of our Director, Gerald Ruth – 250,000 warrants

•	Muriel A. Ruth, the mother of our Director, Gerald Ruth – 66,667 warrants

This transaction did not involve any underwriters, underwriting discount or commissions, or any public offering, and we believe that the transaction was exempt from the registration by virtue of Section 4(2) of the Securities Act of 1933, as amended. The investor represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The investor had adequate access, through its relationship with us, to information about us.

Issuances of stock options

In April 2007, we issued 655,000 options to eight employees with an exercise price of $1.96 per share. The options vest in three equal annual installments beginning on April 4, 2007, and were fair valued at $1,072,890.

In June 2007, we issued 50,000 options to an employee with an exercise price of $2.46 per share. The options vest in three equal annual installments beginning on June 29, 2007, and were fair valued at $101,529.

In August 2007, we issued 195,000 options to two employees and 200,000 options to Gerald Ruth, one of our directors, with an exercise price of Cdn $2.80 per share. The options vest in three equal annual installments beginning on August 2, 2007, and were fair valued at $910,080.

In December 2007, we issued 300,000 options to Cory Atiyeh, an officer of the Company, with an exercise price of Cdn $3.94 per share. The options vest in three equal annual installments beginning on December 10, 2007, and were fair valued at $947,400.

Director Independence

Each of Vahan Kololian, Martyn Konig and Gerald Ruth is independent, as independence is defined in the listing standards of the American Stock Exchange and Canadian governance requirements.

ITEM 13.  EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered and fees billed for other services rendered by PricewaterhouseCoopers LLP (“PWC”), our independent registered public accounting firm. PWC were engaged by us effective September 21, 2007.

Fees billed for services rendered by PricewaterhouseCoopers LLP

	2007	2006
Audit fees (1)	$100,000	$—
Audit-related fees	$—	$—
Tax fees	$55,350	$—

The following table presents the fees for professional audit services rendered and fees billed for other services rendered by HJ Associates LLC (“HJ”), our independent registered public accounting firm, for the fiscal years ended December 31, 2007 and 2006. HJ resigned as our independent public accountants effective September 19, 2007.

Fees billed for services rendered by HJ & Associates LLC

	2007	2006
Audit fees (1)	$60,676	$107,000
Audit-related fees	$—	$—
Tax fees	$9,720	$3,325

(1)	Fees charged for audit services in respect of the fiscal years noted and for review of quarterly financial statements and other regulatory filings for these years.

Audit Fees

This category includes fees paid for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB. In addition to fees for services necessary to perform an audit or review in accordance with Generally Accepted Auditing Standards, this category includes services that generally only the independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents, and assistance or review of documents filed with the SEC.

Audit-Related Fees

This category covers assurance and related services that traditionally are performed by the independent accountant. More specifically, these services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial and reporting standards.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax advisory services associated with our ongoing business.

All Other Fees

This category consists of fees for services not reported in the other categories

Audit Committee Pre-Approval Policies

The Audit Committee reviews and approves audit and permissible non-audit services performed by our independent auditors, as well as the fees charged for such services. In its review of non-audit service fees and the appointment of its independent auditors as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining its auditors’ independence. All of the services provided and fees charged by its independent auditors in 2007 and 2006 were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed its behalf by the undersigned, thereunto duly authorized.

WESTERN GOLDFIELDS, INC.

Dated: March 28, 2008	By:	/s/ Raymond Threlkeld
Raymond Threlkeld, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Ac, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond Threlkeld	President, Chief Executive Officer, and Director	March 28, 2008
Raymond Threlkeld	(Principal Executive Officer)

/s/ Brian Penny	Chief Financial Officer (Principal Financial	March 28, 2008
Brian Penny	and Accounting Officer)

/s/ Randall Oliphant	Chairman of the Board	March 28, 2008
Randall Oliphant

/s/ Vahan Kololian	Director	March 28, 2008
Vahan Kololian

/s/ Martyn Konig	Director	March 28, 2008
Martyn Konig

/s/ Gerald Ruth	Director	March 28, 2008
Gerald Ruth

INDEX TO EXHIBITS

Exhibit No.	Document Description
3.1(11)	Articles of Incorporation of Western Goldfields Inc. (Annex II)
3.2(11)	Bylaws of Western Goldfields Inc. (Annex III)
4.1(1)	Form of Stock Purchase Warrant by Western Goldfields, Inc. in favor of the Investors in the November-December 2003 Private Placement
4.2(1)	Warrant, dated November 5, 2003, by Western Goldfields, Inc. in favor of RMB Resources Limited (included in Schedule 5 to Exhibit 10.2)
4.3(12)	Warrant, dated November 7, 2003, by Western Goldfields, Inc. in favor of Hospah Coal Company
4.4(12)	Warrant, dated March 16, 2004, by Western Goldfields, Inc. in favor of Hospah Coal Company
4.4 (12)	Warrant, dated March 16, 2004, by Western Goldfields Inc. in favour of Hospah Coal Company
4.5 (7)	Form of Warrant relating to the February 2006 private placement (Exhibit 10.2)
4.6 (8)	Form of Warrant relating to the February 2006 private placement (Exhibit 10.2)
4.7 (13)	Form of Stock Certificate for Western Goldfields Inc. common shares
4.8(11)	Shareholder Rights Plan of Western Goldfields Inc. (Annex IV)
10.1(110.1(1)	Registration Rights Agreement between Western Goldfields, Inc. and the Investors in the November-December 2003 Private Placement
10.2(1)	Facility Agreement, dated as of November 5, 2003, between Western Mesquite Mines, Inc., Each party listed in schedule 1 as a Guarantor, RMB International (Dublin) Limited and RMB Resources Limited
10.3(1)	Security Agreement, dated as of November 5, 2003, between Western Mesquite Mines, Inc., RMB International (Dublin) Limited and RMB Resources Limited
10.4(1)	Mortgage, Security Agreement, Assignment and Financing Statement, dated as of November 7, 2003, from Western Mesquite Mines, Inc. to RMB International (Dublin) Limited and RMB Resources Limited
10.5(1)	Pledge Agreement, dated as of November 5, 2003, between Western Goldfields, Inc., RMB International (Dublin) Limited and RMB Resources Limited
10.6(1)	Deposit Account Control Agreement, dated as of November 5, 2003, by and between RMB International (Dublin) Limited, RMB Resources Limited, Western Mesquite Mines, Inc. and Baker Boyer National Bank
10.7(1)	Deed of Guarantee and Indemnity, dated as of November 5, 2003, between RMB Resources Limited, RMB International (Dublin) Limited and The companies described in the schedule as Guarantors
10.8(1)	Management Side Agreement, dated as of November 5, 2003, between RMB Resources Limited, RMB International (Dublin) Limited, Western Mesquite Mines, Inc. and Harrison Western Construction Corporation
10.9(1)	Agreement, dated as of September 1, 2003, between Western Mesquite Mines, Inc. and Harrison Western Construction Corporation
10.10(1)	Asset Purchase Agreement, dated effective November 7, 2003, among Western Mesquite Mines, Inc., Western Goldfields, Inc., Hospah Coal Company, and Newmont USA Limited dba Newmont Mining Corporation
10.11(1)	Registration Rights Agreement, dated as of November 7, 2003, between Western Goldfields, Inc. and Hospah Coal Company
10.11.1(1)	Agreement Regarding Return of Shares, dated January 20, 2004, by and between Western Goldfields, Inc. and Hospah Coal Company
10.12(1)	Net Operating Cash Flow Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company
10.13(1)	Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company
10.14(1)	Guaranty, dated November 7, 2003, by Western Goldfields, Inc. in favor of Newmont USA Limited and Hospah Coal Company
10.15(1)	Exploration and Mining Lease Agreement, dated December 23, 2002, between Mountain Gold Exploration, Inc, Lane A. Griffin and Western Goldfields, Inc.
10.16(1)	Agreement, dated April 25, 2003, by and among Western Goldfields, Inc. and Electrum L.L.C.
10.17(1)	Business Consultant Agreement, dated September 28, 2003, between MGI Fund-Raising Consultants and Western Goldfields, Inc.
10.18(1)	Mineral Lease and Landfill Facilities Lease Agreement, dated as of June 11, 1993, by and between Hanson Natural Resources Company, Hospah Coal Company and Santa Fe Pacific Minerals Corporation

10.19(1)	Refining Agreement, dated December 1, 2003, by and between Western Goldfields, Inc. and Johnson Matthey Inc.
10.20.1(1)
Statement of Intent and Confidentiality Agreement, dated January 23, 2004, by and between the Selnek-is Tem-Al Corporation on behalf of the Torres Martinez Desert Cahuilla Indians and Western Goldfields, Inc.

10.20.2(1)	Letter Agreement, dated April 7, 2004, from Western Goldfields, Inc. and accepted and agreed to by the Torres Martinez Desert Cahuilla Indian Tribe
10.20.3(1)	Letter Agreement dated July 12, 2004, from Western Goldfields, Inc. and accepted and agreed to by Selnek-is Tem-Al Corp.
10.20.4(6)	Letter Agreement dated January 10, 2005 from Western Goldfields, Inc. and accepted and agreed to by Selnek-is Tem-Al Corporation
10.21(1)	Lease Agreement, dated April 1, 2004, between Matley Plaza Limited Partnership and Western Goldfields
10.22(1)	Letter Agreement, dated April 28, 2004 from Western Goldfields, Inc. and accepted and agreed to by 321gold
10.23(1)	Letter Agreement, dated April 8, 2004, from Western Goldfields, Inc. and agreed and accepted by Coolcharm Ltd.
10.24.1(1)	Letter Agreement, dated January 7, 2004, by Western Goldfields, Inc. and La Cuesta International, Inc.
10.24.2(1)	Mining Lease, dated as of June 19, 2003, between Neil Johnson and La Cuesta International, Inc.
10.24.3(1)	Mining Lease, dated as of July 1, 2003, between Edwin C. Mealy and Mary C. Mealy and La Cuesta International, Inc.
10.25(2)	Exploration and Mining Lease Agreement, dated as of October 20, 2004, between Mountain Gold Exploration, Inc., IW Exploration Co. and Western Goldfields, Inc. (Exhibit 10.1)
10.26(3)	Mining Venture Agreement, dated November 28, 2004, between Western Goldfields, Inc. and 321Gold, Inc. (Exhibit 10.1)
10.27(5)	Subscription Agreement, dated December 31, 2004, between Western Goldfields, Inc. and RAB Special Situations, LP (Exhibit 10.1)
10.28(5)	Stock Purchase Warrant, dated December 31, 2004, by Western Goldfields, Inc. in favor of RAB Special Situations, LP (Exhibit 10.2)
10.29(5)	Registration Rights Agreement, dated December 31, 2004, by and among Western Goldfields, Inc. and RAB Special Situations, LP (Exhibit 10.3)
10.30(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Thomas Mancuso
10.31(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Thomas Callicrate
10.32(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Lawrence O’Connor
10.33(7)	Form of Securities Purchase Agreement relating to the February 2006 private placement (Exhibit 10.1)
10.33(8)	Form of Securities Purchase Agreement relating to the February 2006 private placement (Exhibit 10.1)
10.34
Underwriting Agreement, dated as of January 18, 2007, among Western Goldfields, Inc., Wellington West Capital Markets (USA) Inc., BMO Capital Markets Corp., RBC Capital Markets Corporation, GMP Securities L.P. and Research Capital USA Inc., as underwriters.

10.35 (14)
Amendment and Restatement Agreement, including Amended and Restated Credit Agreement, between Western Goldfields, Inc., Investec Bank (UK) Limited, and the financial institutions party thereto dated May 31, 2007 (Exhibit 10.2)

10.36 (14)	Rights Agreement between Western Goldfields, Inc. and Computershare Investor Services Inc., dated as of June 29, 2007 (Exhibit 10.1)
10.37 (14)	Development Plan Amendment relating to the credit facility agreement, between Western Goldfields, Inc., Investec Bank (UK) Limited and Commonwealth Bank of Australia dated June 29, 2007 (Exhibit 10.3)
14.1(10)	Code of Ethics
21.1(10)	List of Subsidiaries
23.1*	Consent of HJ & Associates, LLC
23.2*	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of principal executive officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2 *	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.1 *	Certification of principal executive officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.2 *	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registration Statement on Form SB-2, as amended, of Western Goldfields, Inc., Registration No. 333-112036
(2)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004
(3)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004
(4)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004
(5)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2005
(6)	Incorporated by reference from the Registration Statement on Form SB-2 of Western Goldfields, Inc., Registration No. 333-122426
(7)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006
(8)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2006
(9)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006
(10)	Incorporated by reference from Western Goldfields, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 13, 2006
(11)	Incorporated by reference to the annex shown in parenthesis included in Western Goldfields Inc.’s Registration Statement on Form S-4, Registration Statement No. 333-141595, as amended
(12)
Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-144685, filed with the Securities and Exchange Commission on July 19, 2007

(13)
Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields Inc.’s Amendment No. 1 to Registration Statement on Form S-3, Registration Statement No. 333-144685, filed with the Securities and Exchange Commission on August 6, 2007

(14)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields Inc.’s Current Report on Form 10KSB filed with the Securities and Exchange Commission on August 7, 2007

*	Filed herewith.