Form 10-Q
period 2008-03-31
Western Goldfields Inc.
filed 2008-05-13
CIK 1394186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Shares of no par value – 136,354,162 shares outstanding as of April 30, 2008.

PART 1 – FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included in this Form 10-Q filing, and from time to time may make in our public filings, press releases or other public statements, certain statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events and, by their nature, are inherently uncertain and beyond our control.

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

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2008. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, any amendments thereto, and in the corresponding documents filed in Canada.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

WESTERN GOLDFIELDS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands U.S. dollars)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS (Note 13)
CURRENT ASSETS
Cash and cash equivalent	$32,829	$43,870
Restricted cash (Note 4)	7,500	7,500
Receivables	220	298
Inventories (Notes 2, 5)	17,242	11,201
Prepaid expenses	845	887
Current portion of deferred income tax asset	2,458	755
TOTAL CURRENT ASSETS	61,094	64,511

Property, plant, and equipment, net of accumulated amortization (Note 6)	94,981	77,951
Construction in progress (Note 7)	12,082	21,864
Investments - reclamation and remediation (Note 8)	8,723	8,661
Long-term deposits	352	348
Long-term prepaid expenses (Note 9)	1,512	1,555
Deferred debt issuance costs, net of accumulated amortization (Note 10)	3,112	3,226
Deferred income tax asset (Notes 2, 11)	44,507	36,379
TOTAL OTHER ASSETS	165,269	149,984

TOTAL ASSETS	$226,363	$214,495

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,274	$8,781
Current portion of mark-to-market loss on gold hedging contracts (Notes 2, 17)	6,303	1,935
Current portion of loan payable	7,589	6,882
TOTAL CURRENT LIABILITIES	21,166	17,598

LONG-TERM LIABILITIES
Mark-to-market loss on gold hedging contracts (Notes 2, 17)	76,710	56,966
Loan payable (Note 13)	76,734	69,581
Reclamation and remediation liabilities (Note 14)	5,148	5,061

TOTAL LIABILITIES	179,758	149,206

COMMITMENTS AND CONTINGENCIES (Note 19)	-	-

STOCKHOLDERS' EQUITY
Common stock, of no par value, unlimited shares authorized;
136,234,196 and 135,049,685 shares issued and outstanding, respectively (Note 15)	134,596	133,725
Stock options and warrants (Note 16)	7,620	7,551
Accumulated deficit	(95,611)	(75,987)
Accumulated other comprehensive income	-	-
TOTAL STOCKHOLDERS' EQUITY	46,605	65,289

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,363	$214,495

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES
Revenues from gold sales	$9,256	$1,233

COST OF GOODS SOLD
Mine operating costs	9,087	2,209
Amortization and accretion	2,094	375
Royalties	265	45
	11,446	2,629

GROSS PROFIT (LOSS)	(2,190)	(1,396)

EXPENSES
General and administrative	1,111	1,085
Stock based compensation	370	468
Exploration	224	283
	1,705	1,836

OPERATING LOSS	(3,895)	(3,232)

OTHER INCOME (EXPENSE)

Interest income	384	518
Interest expense and commitment fees	(699)	-
Amortization of deferred debt issuance costs	(115)	-
Unrealized loss on mark-to-market of gold forward sales contracts (Note 12)	(24,111)	-
Loss on foreign currency exchange	(1,020)	80
	(25,561)	598

LOSS BEFORE INCOME TAXES	(29,456)	(2,634)

INCOME TAX RECOVERY	(9,832)	-

NET LOSS TO COMMON STOCKHOLDERS	(19,624)	(2,634)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	-	(5,257)

NET COMPREHENSIVE LOSS	$(19,624)	$(7,891)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	135,659,101	102,882,801

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands U.S. dollars)
(Unaudited)

	Common Stock		Stock Options		Accumulated Other
	Number		and	Accumulated	Comprehensive
	of Shares	Amount	Warrants	Deficit	Income (Loss)	Total

Balance, December 31, 2006	78,452,876	$32,885	$7,674	$(25,678)	$(2)	$14,879

Common stock and warrants issued under prospectus supplement	44,646,000	92,608	-	-	-	92,608

Common shares issued on conversion of common stock warrants	10,248,052	4,508	-	-	-	4,508

Common shares issued on exersice of common stock options	1,702,757	1,040	-	-	-	1,040

Options issued for directors' services	-	-	482	-	-	482

Options issued for officers' services	-	-	998	-	-	998

Options issued for employees' services	-	-	1,027	-	-	1,027

Options issued for consultants' services	-	-	54		-	54

Exercise and expiration of warrants & options	-	2,684	(2,684)	-	-	-

Net loss for the year ended December 31, 2007	-	-	-	(50,309)	-	(50,309)

Other comprehensive income	-	-	-	-	2	2

Balance, December 31, 2007	135,049,685	$133,725	$7,551	$(75,987)	$-	$65,289

Common shares issued on conversion of common stock warrants	750,001	338	-	-	-	338

Common shares issued on exersice of common stock options	434,510	233	-	-	-	233

Options issued for directors' services	-	-	64	-	-	64

Options issued for officers' services	-	-	145	-	-	145

Options issued for employees' services	-	-	160	-	-	160

Options issued for consultants' services	-	-	-		-	-

Exercise and expiration of warrants & options	-	301	(301)	-	-	-

Net loss for the period ended March 31, 2008	-	-	-	(19,624)	-	(19,624)

Balance, March 31, 2008	136,234,196	$134,596	$7,620	$(95,611)	$-	$46,605

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,624)	$(2,634)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Items not affecting cash:
Amortization of property, plant and equipment	2,013	295
Amortization of deferred debt issuance costs	115	-
Accretion expense (Note 14)	87	84
Deferred income taxes	(9,832)	-
Interest net of reimbursed costs - reclamation and remediation	(63)	(84)
Stock based compensation	370	468
Mark-to-market loss on gold hedging contracts	24,112	-
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	78	(98)
Inventories	(6,041)	(71)
Prepaid expenses and deposits	86	(178)
Long term deposits	(3)	(3)
Increase (decrease) in:
Accounts payable	(1,337)	(800)
Payroll and related taxes payable	(1,563)	-
Accrued expenses	1,051	683
Accrued interest expense	(171)	-

Net cash provided (used) by operating activities	(10,722)	(2,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including construction in progress	(8,749)	(5,715)
Net cash provided (used) by investing activities	(8,749)	(5,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Term loan advances	7,860	-
Deferred debt issuance costs	-	(17)
Common stock issued for cash	-	59,190
Exercise of options to purchase common stock	233	145
Exercise of warrants to purchase common stock	337	379
Net cash provided by financing activities	8,430	59,697

Change in cash	(11,041)	51,644

Cash and cash equivalents, beginning of period	43,870	5,503

Cash and cash equivalents, end of period	$32,829	$57,147

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid (received), net	$413	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Stock, options and warrants issued for services	$370	$468
Equipment purchases included in accounts payable	$513	$-
Deferred debt issuance costs included in accrued expenses	$-	$312

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(all tabular data in US $ thousands unless otherwise stated)

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

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007, under which facility WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine. Of this amount, $87.3 million is available until Completion of the project and $17.7 million is available until 12 months after Completion. The agreement, in conjunction with the equity financing in January and February of 2007, completes the financing requirements for Mesquite.

The Company’s year-end for reporting purposes is December 31.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Western Goldfields Inc. and its 100% owned subsidiaries: Western Goldfields USA Inc., Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”). The consolidated financial statements include the assets and liabilities of Western Goldfields as at March 31, 2008 and December 31, 2007 and its results of operations and its cash flows for the three month periods ended March 31, 2008 and 2007. All significant inter-company accounts and transactions have been eliminated on consolidation.

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

The accounting policies followed in preparing these financial statements are those used by Western Goldfields as set out in the audited financial statements for the year ended December 31, 2007. These interim statements should be read together with Western Goldfields’ audited financial statements for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for fair and consistent presentation of interim statements have been made. The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. The provisions of the Statement are effective for the Company’s fiscal year ending December 31, 2008. In February 2008, the FASB amended SFAS No. 157 to exclude leasing transactions and to delay the effective date by one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Effective January 1, 2008, the Company adopted SFAS No. 157 as it relates to financial assets and liabilities. The new disclosure are included in Note 17.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 effective January 1, 2008 but this has had no impact on the Company’s financial position, financial performance and cash flows.

In December 2007, the FASB issued FAS 141(R), “Business Combinations”, which will replace FAS 141 prospectively for business combinations consummated after the effective date of December 15, 2008. Under FAS 141 (R), business combinations will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141. Significant changes will result from applying the acquisition method, including: more acquisitions will be accounted for as business combinations rather than as asset acquisitions; acquisition related costs of the acquirer will be expensed as incurred , whereas under FAS 141 these costs are capitalized as part of the business combination; and the assets acquired and liabilities assumed are recorded at 100% of fair value even if less than 100% is obtained, whereas under FAS 141 only the controlling interest’s portion is recorded at fair value. In the event of the Company being involved in a future business combination, the Company will evaluate the application of FAS 141(R).

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133”, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company is currently evaluating the implications of the enhanced disclosure requirements in respect of its forward gold sales contracts.

4. RESTRICTED CASH

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007 (note 13). Under the terms of this facility the Company has set aside $7.5 million (2007 - $7.5 million) in a Cost Overrun Account until completion of the Mesquite Mine development project, which occurs on satisfaction of physical and economic completion tests as set out in the credit agreement. At completion, unused funds will be applied to fund a Debt Service Reserve Account established to hold an amount equal to the debt service amounts payable on the next Repayment Date as set out in the credit agreement, and thereafter any surplus funds may be returned to the Company. Interest earned on restricted cash is for the account of the Company.

5. INVENTORIES

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Ore on leach pads	$14,125	$7,724
Metal-in-process	903	847
Bullion	318	994
Supplies	1,896	1,636
Total inventories	$17,242	$11,201

To date, new ore placed on leach pads has been valued at net realizable value since this value is lower than the average cost of production which is based on current mining costs, including depreciation, amortization and depletion. The estimated 18,676 ounces (2007 – 12,080 ounces) of recoverable gold on the leach pads is calculated from the quantities of ore placed (based on measured tonnage), the grade of ore (based on assay results), and a recovery percentage (based on ore type), less transfers into metal-in-process inventory.

To date, metal-in-process inventories have been valued at net realizable value since this value is lower than the average cost of production which is based on the average cost of gold-in-solution fed into the process from the leach pads plus further processing costs, including depreciation relating to processing facilities. The estimated 978 ounces (2007 – 1,086 ounces) of gold-in-solution and in carbon is based on assays and projected recoveries from the refining circuit.

Bullion represents gold held for our account by refiners pending sale. To date, bullion has been valued at net realizable value less gold tax and other selling costs since this is lower than the average cost of the in-process inventory plus refining costs. At March 31, 2008, 382 gold ounces were held at a refiner (2007 – 1,196 ounces).

6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, equipment, and accumulated amortization and depreciation as at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Buildings	$4,214	$4,215
Equipment	96,361	77,317
Mine development	3,517	3,517
	104,092	85,049
Less accumulated amortization and depreciation	(9,111)	(7,098)
Net property and equipment	$94,981	$77,951

Capitalized interest expense for the three month periods ended March 31, 2008 and March 31, 2007 was $0.4 million and $nil, respectively, based on the interest attributable to borrowings incurred to finance the construction of assets intended for the Company’s own use. For the year ended December 31, 2007 capitalized interest was $0.5 million. Capitalization of interest ceases when an asset is ready for its intended use.

Mine development as at March 31, 2008 and December 31, 2007 includes $1.4 million in respect of fauna relocation costs and $1.9 million in respect of capitalized development drilling costs.

Amortization and depreciation expense for the three month periods ended March 31, 2008 and March 31, 2007 was $2.0 million and $0.3 million respectively.

7. CONSTRUCTION IN PROCESS

The following is a summary of the major components of construction in process at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Leach pad expansion	$-	$12,837
Building construction and site infrastructure	12,082	9,027
	$12,082	$21,864

Construction in process is accumulated and carried forward at cost until completion of construction or until the equipment is placed into service, at which time the cost is transferred to property, plant and equipment and is amortized over the asset’s expected useful life.

Cumulative spending on the leach pad expansion was capitalized and has been depreciated effective January 1, 2008.

8. RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

The Company has a bonding and insurance program, primarily with American International Specialty Lines Insurance Company (“AIG”), in respect of the operations and closure liabilities of the Mesquite Mine. Under the program, the Company initially paid $6.0 million into a reimbursement account with AIG, representing the net present value of expected reclamation costs. As a result of increases in proven and probable reserves in August 2006 and March 2007, which increased the estimated life of the mine by two years, the Company agreed with AIG and the regulatory agencies to revisions in its reclamation cost estimates. As a consequence, in May 2007 the bonding program was increased from approximately $8.7 million to approximately $11.3 million and the Company was required to place an additional $2.1 million in the reimbursement account with AIG. In addition, changes were made to the insurance program as described in note 9.

During the second half of 2006 and first quarter of 2007, the Company carried out closure procedures in respect of the Vista heap leach pad. Related costs of $0.3 million were reimbursed by AIG.

The following is a summary of cumulative activity in the reimbursement account as at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Original deposit to reimbursement account	$5,999	$5,999
Additional deposit to reimbursement account	2,090	2,091
Interest earned from inception	983	920
	9,072	9,010
Reclamation costs reimbursed	(349)	(349)
Closing balance	$8,723	$8,661

The following bonds have been issued by AIG and approved by regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception Date	Value	Obligee(s)
ESD 7315360	11/7/2003	$1,218	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315361	11/7/2003	$1,468	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315362	11/7/2003	$62	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315363	11/7/2003	$550	California Water Quality Control Board
ESD 7315358	11/7/2003	$6,978	U.S. Bureau of Land Management
ESD 7315359	11/7/2003	$50	California State Lands Commission
ESD 7315533	5/30/2007	977	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
			California State Lands Commission

9. LONG-TERM PREPAID EXPENSES

The Company has paid advance premiums in respect of insurance policies to cover environmental risks at the Mesquite Mine. In late 2007, the insurance program was re-evaluated in light of the increase in reserves and forecast mine life at Mesquite.

The insurance program covers closure and reclamation risk in excess of the amount on deposit in the Investment - Remediation and Reclamation account ($8.7 million at March 31, 2008), to an aggregate limit of $17.5 million (December 31, 2007 - $17.5 million), and expires November 7, 2020.

The program also covers pollution and remediation risk up to $10.0 million and includes coverage for pre-existing conditions and new conditions. The terms for these two aspects of coverage expire on November 7, 2013 and November 7, 2008, respectively.

The premium cost is being amortized over the terms of the policies and is summarized below.

	March 31, 2008	December 31, 2007
Original Policy Premiums	$1,643	$1,643
Additional Policy Premium	724	724
Amortization to date	(684)	(641)
Unamortized Premium Cost	1,683	1,726
Current Portion	(171)	(171)
Long-Term Prepaid Expenses	$1,512	$1,555

10. DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs, primarily bank fees and professional fees and costs associated with the term loan facility (note 13) incurred to March 31, 2008 and December 31, 2007, were $3.6 million. These costs are being amortized on a straight line basis over the term of the facility to December 31, 2014. Amortization for the three month periods ended March 31, 2008 and March 31, 2007 was $0.1 million and $nil respectively.

	March 31, 2008	December 31, 2007
Debt issuance costs incurred	$3,570	$3,570
Cumulative amortization	(458)	(343)

Closing balance	$3,112	$3,227

11. DEFERRED INCOME TAX ASSETS

Income Taxes Recoverable

	March 31, 2008	December 31, 2007
Current	$2,458	$755
Deferred	44,507	36,379
Income taxes recoverable	$46,965	$37,134

Deferred Taxes

The Company records future income tax assets and liabilities where temporary differences exist between the carrying amounts of assets and liabilities in the balance sheet and their tax bases.

The significant components of the deferred tax asset at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Current deferred tax assets	$2,458	$755

Long-term deferred tax assets
Unrealized loss on mark-to-market of gold forward sales contracts	29,917	22,217
Net operating losses	23,037	19,131
Mining property	1,265	1,265
Reclamation cost	1,948	1,948
Exploration cost	453	453
Stock-based compensation	1,421	1,335
Total long-term deferred tax assets	58,041	46,349
Long-term deferred tax liabilities
Fixed assets	(5,934)	(2,370)
Total long-term deferred tax liabilities	(5,934)	(2,370)
Net long-term deferred tax asset	52,107	43,979
Valuation allowance	(7,600)	(7,600)
Net deferred tax assets	$46,965	$37,134

At March 31, 2008 the Company had income tax loss carry-forwards of approximately $58.1 million. These losses expire from 2022 to 2028. The ability to utilize these loss carry-forwards is dependent upon a number of factors, including the future profitability of operations and other tax limitations. A tax benefit of $23.0 million less a valuation allowance of $5.9 million resulting in a net loss of $17.1 million has been recognized in the consolidated financial statements with respect to income tax loss carry-forwards.

12. MARK-TO-MARKET LOSS ON GOLD HEDGING CONTRACTS

Under the terms of the term loan facility dated March 30, 2007 and amended and restated on May 31, 2007 (note 13), Western Mesquite Mines Inc. was required, as a condition precedent to drawdown of the loan, to enter into a gold hedging program acceptable to the banking syndicate. On June 14, 2007 the Company announced that all requirements needed to make the facility available for drawdown had been met and that it had executed flat forward sales contracts for 429,000 ounces of gold at a price of $801 per ounce. The hedging contracts represent a commitment of 5,500 ounces per month for 78 months commencing July 2008 with the last commitment deliverable in December 2014.

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

The contracts were marked-to-market as at March 31, 2008. The cumulative unrealized pre-tax loss of $83.0 million (2007 - $58.9 million) has been disclosed as a liability as at March 31, 2008 and the Company has recorded an unrealized loss of $24.1 million for the three month period ended March 31, 2008 (2007 – $nil).

13.  LOANS PAYABLE

Term Loan Facility

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007, under which WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine. The facility expires December 31, 2014 and comprises a multiple-draw term loan of which $87.3 million will be available as required for the development of the Mesquite Mine; the remainder will be available for up to 12 months after completion for corporate purposes.  The facility is secured by all of the assets of WMMI and a pledge of the shares of WMMI owned by the Company. In addition, until completion, the facility is guaranteed by the Company.

Interest on the term loan is charged at U.S. LIBOR plus 2.2% prior to completion and U.S. LIBOR plus 1.75% after completion.  Completion occurs upon the satisfaction of certain technical and financial criteria as defined in the credit agreement. As at March 31, 2008, WMMI had drawn $84.3 million under the facility at a rate of approximately 5.3%.  As at December 31, 2007, WMMI had drawn $76.5 million under the facility and incurred interest at a rate of approximately 7.25%. Repayment of the project facility will be on a semi-annual basis, commencing December 31, 2008 through December 31, 2014 according to an agreed schedule of percentages of the loan outstanding on the final day of the availability period. On the basis of the loan outstanding at March 31, 2008, the initial repayment on December 31, 2008 would be $7.6 million or 9% of the loan, which has been recorded as a current liability.  In addition to the scheduled repayments, mandatory prepayments are required semi-annually based on excess cash flow from the Mesquite Mine.

14. RECLAMATION AND REMEDIATION LIABILITIES

Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities. The Company’s provision for reclamation and remediation liabilities is based on known requirements. It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments. The Company’s estimate of the net present value of these obligations for the Mesquite mine is based upon existing reclamation standards as at March 31, 2008 and is in conformity with SFAS No. 143. The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

In May 2007, the Company announced an increase in its mineral reserves which is reflected in an increase of $66,910 in the provision for reclamation and remediation as at December 31, 2007.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the three month period ended March 31, 2008 and the year ended December 31, 2007:
	March 31, 2008	December 31, 2007
Opening Balance	$5,061	$4,805
Accretion	87	337
Reclamation costs incurred	-	(148)
Increase (reduction) in the present value of obligations	-	67
Ending Balance	$5,148	$5,061

The estimated amounts payable within the next 12 months included in the above balance as at March 31, 2008 is $0.2 million (2007 - $0.1 million).

15. COMMON SHARES

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

Public Offerings of Common Shares

In January 2007, the Company issued 33,330,000 common shares at a price of $1.91 per share (Cdn. $2.25 per share) under a prospectus supplement to the Company’s shelf prospectus dated October 27, 2006. Net proceeds to the Company, after expenses of $4.5 million, were $59.2 million.

In October 2007, the Company announced that it had completed a public share offering of 9,840,000 common shares at a price of Cdn.$3.05 per share under a Short Form Prospectus dated October 2, 2007. Gross proceeds to the Company were Cdn.$30.0 million. In addition, the underwriters exercised their over-allotment option in respect of 1,476,000 common shares for gross proceeds of $4.5 million. Net proceeds, after underwriter’s commission at 5% and other expenses of the issue, were US$33.4 million.

Other Issuances of Common Shares

During the three month period ended March 31, 2008, 434,510 options were exercised for cash consideration of $0.2 million.

During the three month period ended March 31, 2008, 750,000 shares of common stock were issued for cash consideration of $0.3 million upon the exercise of 750,000 warrants to purchase common shares.

During the year ended December 31, 2007, the Company issued 1,702,757 shares of common stock for cash consideration of $1.0 million upon the exercise of options to purchase common shares. Of the shares issued, 103,125 were issued under the cashless method under which option holders receive that number of shares calculated by dividing the amount by which their options are “in the money” by the share price at date of exercise.

During the year ended December 31, 2007, the Company issued 10,248,052 shares of common stock for cash consideration of $4.5 million upon the exercise of 10,248,052 warrants to purchase common shares.

16. STOCK OPTIONS AND WARRANTS

Options

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

During the three month period ended March 31, 2008, 434,510 options were exercised for cash proceeds of $0.2 million.

During the year ended December 31, 2007, 1,749,632 options were exercised for cash proceeds of $1.0 million, and 10,000 options expired. Of the options exercised, 150,000 were exercised in exchange for 103,125 common shares under the cashless method under which option holders receive that number of shares calculated by dividing the amount by which their options are “in the money” by the share price at date of exercise.

On December 10, 2007, the Company issued 300,000 options to an employee with an exercise price of Cdn $3.74 per share. The options vest in three equal annual installments beginning on December 10, 2007, and were fair valued at $0.7 million.

On August 2, 2007, the Company issued 395,000 options to employees and to a director with an exercise price of Cdn $2.80 per share. The options vest in three equal annual installments beginning on August 2, 2007, and were fair valued at $0.9 million.

On June 29, 2007, the Company issued 50,000 options to an employee with an exercise price of $2.46 per share. The options vest in three equal annual installments beginning on June 29, 2007, and were fair valued at $0.1 million.

On April 4, 2007, the Company issued 655,000 options to employees with an exercise price of $1.96 per share. The options vest in three equal annual installments beginning on April 4, 2007 and were fair valued at $1.1 million.

The value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model. The model requires the input of subjective assumptions, including the weighted-average risk-free rate of return, expected term of the option award, and stock price volatility. During 2007, these assumptions were adjusted to reflect prevailing interest rates, plan experience and stock market performance of the Company’s shares, respectively. These estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for options expected to vest. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been different from that reported. The Black-Scholes option pricing model used the following assumptions:

December 31, 2007
Weighted-average risk-free rate of return (%)	3.9% - 5.0%
Dividend yield	-%
Expected life in years	4 and 7
Volatility	91% - 98%

The following is a summary of stock option activity for the three month period ended March 31, 2008 and the year ended December 31, 2007:

		Weighted Average
	Shares	Exercise Price	Fair Value
Balance January 1, 2007	13,661,250	$0.61
Granted	1,400,000	2.60
Exercised / Expired	(1,759,632)	0.65
Outstanding December 31, 2007	13,301,618	0.82
Exercisable at December 31, 2007	9,403,291	$0.72

Fair value of options as at December 31, 2007			$0.55

Balance January 1, 2008	13,301,618	$0.82
Granted	-	-
Exercised	(434,510)	0.54
Outstanding March 31, 2008	12,867,107	0.82
Exercisable at March 31, 2008	11,502,111

Fair value of options as at March 31, 2008			$0.56

The following table summarizes information about the stock options outstanding at March 31, 2008:

Awards Outstanding by Range
		Awards Outstanding			Awards Exercisable
Exercise Price $			Weighted Average Outstanding Contractual	Weighted Average Exercise Price		Weighted Average Remaining Contractual	Weighted Average
Low	High	Quantity	Life	$	Quantity	Life	Exercise Price
0.01	0.50	7,793,507	4.72	0.34	7,793,507	4.72	0.35
0.51	1.00	2,855,000	4.11	0.86	2,748,334	4.08	0.86
1.01	1.50	—	—	—	—	—	—
1.51	2.00	598,600	6.00	1.96	161,935	6.01	1.96
2.01	2.50	925,000	5.34	2.18	566,668	5.32	2.18
2.51	3.00	395,000	6.34	2.73	131,667	6.34	2.73
3.01	3.50	—	—	—	—	—	—
3.51	4.00	300,000	6.69	3.64	100,000	6.69	3.64
		12,867,107	4.79	0.82	11,502,111	4.65	0. 64

Warrants

The following is a summary of warrant activity for the three months ended March 31, 2008 and the year ended December 31, 2007:

	Three months ended March 31, 2008	Year ended December 31, 2007
Balance, start of period	6,806,180	17,054,232
Issued	-	-
Expired	-	-
Exercised	(750,001)	(10,248,052)
Balance, end of period	6,056,179	6,806,180

Warrants outstanding to acquire common shares of the Company at March 31, 2008 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
6,056,179	0.76	Note (1)

(1)
Newmont Mining Corporation (“Newmont”) received warrants as part of the purchase price for Mesquite in November 2003. Under the anti-dilution provisions of the warrant, the exercise price was reduced from $1.00 to $0.76 upon the issuance of common shares and warrants by way of private placement on February 13, 2006. The warrants expire between June 9, 2011 and June 9, 2012

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 3, effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities that are being measured at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. In accordance with FSP 157-2, the Company deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities measured at fair value on a non-recurring basis.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. The statement is intended to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing the hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in a three-tier fair value hierarchy. These tiers include: Level 1, defined as quoted market prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; model-based valuation techniques for which all significant assumptions are observable in the market; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

The following table sets out the Company’s financial assets and liabilities at March 31, 2008 at fair value by level within the fair value hierarchy. As required by FAS 157, liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2008
	Total	Level 1	Level 2
Assets
Cash and restricted cash	$40,329	$40,329	$-
Liabilities
Derivative instruments – forward gold sales	$83,013	$-	$83,013

The Company’s cash and restricted cash is represented by account balances and short dated deposits with major Canadian and U.S. banks. Canadian account balances and deposits are converted to U.S. dollars at the closing exchange rate on March 31, 2008 and accordingly are classified within Level 1 of the fair value hierarchy

The Company’s forward gold sales contracts account contracts are valued using pricing models which require a variety of inputs, including contractual terms and yield curves, and correlation of such inputs. The Company utilizes the market approach to measurement of fair value for these derivative instruments. This approach uses prices and other relevant information generated by market transactions involving comparable liabilities. Such derivative contracts trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

18.    RELATED PARTY TRANSACTIONS

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (“Silver Bear”) under which half of certain of Silver Bear’s office overhead costs is charged to the Company. The Company is related to Silver Bear because certain senior executives and directors of Silver Bear also serve as senior executives and directors of the Company. During the three months ended March 31, 2008 and 2007 overhead costs of $0.1 million and $0.1 million, respectively, were charged to the Company under this agreement. At March 31, 2008 and December 31, 2007, $18,306 and $31,150, respectively, was payable to Silver Bear.

19.    COMMITMENTS AND CONTINGENCIES

Mining Industry

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

Mesquite Expansion

The Company expects to complete the mine expansion program at Mesquite during the second fiscal quarter of 2008. As at March 31, 2008, planned and committed capital spending on the program is approximately $7.9 million. In addition, the Company has committed capital spending of $3.4 million for an additional loading unit.

Lease Agreement

The Company is a party to a cost sharing agreement with Silver Bear under which half of certain of Silver Bear’s office overhead costs, including office rental, is charged to the Company (Note 18). Under this agreement the Company anticipates paying approximately $14,000 in respect of the lease of head office premises for the two month period ending May 31, 2008.

In addition, the Company has entered into a lease for head office premises for the ten year period commencing June 1, 2008. Estimated rental and operating costs over the first year of the lease are approximately $530,000 and over the ten year term are approximately $5.4 million. The Company anticipates that Silver Bear will initially share 50% of these costs.

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

The Company is not in a position to reasonably estimate the possible loss or range of loss that might apply in the unlikely event that Congrove were to obtain judgment against WMMI.

The Company does not believe these claims have merit. No legal proceedings have been commenced in regard to this matter but, in such event, the Company intends to vigorously defend against such claims.

20.      SUBSEQUENT EVENTS

Drawdown Under Term Loan Facility

On April 22, 2008 the Company received an additional advance of $2.0 million under the term loan facility, bringing total advances to $86.3 million. The Company can borrow an additional $18.7 million under the facility of which $17.7 million is available for general corporate purposes and $1.0 million is available for the Mesquite Mine expansion project.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Western Goldfields Inc. and its subsidiaries and including its predecessor, Western Goldfields, Inc. (collectively “Western Goldfields” or the “Company”). This item should be read in conjunction with our unaudited consolidated financial statements for the three month period ended March 31, 2008 and the notes thereto. The information is presented as of May 6, 2008. All amounts in this discussion are expressed in U.S. dollars, unless otherwise specified.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Actual results of the Company could differ materially from those discussed in such forward-looking statements as a result of these risks and uncertainties, including those set forth in our Annual Report filed with the SEC on March 28, 2008 under Item 1. Description of Business - “Risk Factors.”

Overview

We are an independent precious metals production and exploration company with operations focused in North America. Our principal asset is the Mesquite Mine (“Mesquite” or “the Mine”) which we acquired from Newmont Mining Corporation (“Newmont”) in November 2003. Until late 2007 Mesquite provided us with residual gold production from ore that was placed on the heap leach pads by Newmont and previous owners of the property. We completed a positive feasibility study in August 2006 and subsequent equity and debt financings have enabled us to resume mining operations at Mesquite. We are fully permitted and fully funded and we expect gold production of 135,000 – 145,000 ounces of gold in 2008. We started to place new ore on the heap leach pads during the second half of 2007 and this started to be reflected in our gold production and inventories by late 2007. Western Goldfields Inc. is listed on the Toronto Stock Exchange and trades under the symbol WGI, and is listed on the American Stock Exchange under the symbol WGW.

Overall Performance

During the year ended December 31, 2007 (“2007”) we attained our goal of resuming mining operations and achieving initial production at the Mesquite Mine. Our first gold pour from new production occurred on January 15, 2008. Our goal now is to achieve “steady state” production from the new ore that we are placing on the leach pads that we have constructed over the past year. Although tonnage of ore mined and ounces of gold placed on the leach pad during the first quarter of 2008 (“Q1/08”) was in line with our projections, gold sales of 9,960 ounces of gold was below the low end of our projected range of 10,000 – 13,000 ounces. The start up of leach pad operations involves numerous assumptions that can only be validated over time. Based on our review of the leach kinetics, we believe that the current ore reacts no differently from the ore mined over many years at Mesquite Mine. However, the current recovery curve is slower than expected; we believe that the delayed gold recovery relates primarily to gold being tied up in solution inside the heap. As gold inventory is created and the leach pad is saturated, steady state pregnant solution flow is expected to be achieved and production rates are expected to stabilize. We expect to achieve steady state production during the third quarter of 2008 as the inventory levels rise. Production for the second quarter of 2008 is expected to be between 20,000 and 30,000 ounces. The selling price for gold in world markets continues to be strong and more than offsets the escalation in production costs, notably for fuel and haul truck tires.

Term Loan Facility and Related Hedging

During 2007, our wholly-owned subsidiary, Western Mesquite Mines, Inc., entered into a term loan facility with a syndicate of banks for $105.0 million. The facility comprises multiple-draw loans maturing December 31, 2014, of which $87.3 million is available for the development of the Mesquite Mine, and the remainder is available for up to 12 months after completion for other corporate purposes. Achieving completion will require the satisfaction of financial and technical criteria and is expected to occur in the second half of 2008. Repayment of the facility will be on a semi-annual basis commencing December 31, 2008, with mandatory prepayments being made from excess cash flow. Interest on each advance is charged at U.S. LIBOR plus 2.2% up to completion and at U.S. LIBOR plus 1.75% after completion. This agreement, in conjunction with the equity financings in January 2007, completed the financing requirements for Mesquite.

As at March 31, 2008 we had drawn approximately $84.3 million and a further $2.0 million was drawn on April 22, 2008.

In connection with the term loan facility which required us to sell certain quantities of gold forward, on June 7, 2007 we executed flat forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. The Hedging Contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce between 160,000 and 170,000 ounces annually during the term of the Hedging Contracts, of which 66,000 annually will be covered by the Hedging Contracts, leaving approximately 100,000 ounces leveraged to the price of gold. Since we have not designated these forward sales contracts as cash flow hedges, they are being marked-to-market at the end of each quarterly period for financial reporting purposes. We have recorded an unrealized loss of $24.1 million for the three month period ended March 31, 2008 and $58.9 million for the year ended December 31, 2007. The cumulative unrealized pre-tax loss of $83.0 million has been disclosed as a liability as at March 31, 2008.

Capital Program - Construction Activity

During Q1/08, the remaining aspects of our capital program, launched in late 2006, were substantially competed. The expanded leach pad was activated in late 2007 and is now fully operational. The retrofit of the process plant was completed during the quarter; new carbon columns for the processing circuit were also installed during the quarter and were brought on line April 25, 2008. Good progress was also made in construction of the new truck repair shop, warehouse and mine administrative office, which will be completed during the second quarter. Our latest forecast for spending on the expansion capital program is $110.1 million, of which $95.9 million was incurred in 2006 and 2007 and $14.2 million will be incurred in 2008. During Q1/08, $7.8 million of spending was incurred on the expansion capital program. During Q1/08, a purchase order for $3.4 million was placed for an extra front-end loader to be delivered during the third quarter of 2008. This third loader will provide flexibility in haul truck loading so that mine production is maintained at the required level.

Selected Financial Information (all tabular information in $000s unless otherwise stated)

	Three months ended March 31,
	2008	2007
Cash outflows for operating activities	(10,722)	(2,338)
Cash outflows from investing activities	(8,749)	(5,715)
Cash inflows from financing activities	8,430	59,697

	March 31, 2008	December 31, 2007
Cash	32,829	43,870
Restricted cash	7,500	7,500
Working capital	39,928	46,914
Property, plant and equipment, net of depreciation	94,981	77,951
Construction in progress	12,082	21,864
Stockholders’ equity	46,605	65,289

	Three months ended March 31,
	2008	2007
Revenues net	9,256	1,233
Gross loss	(2,190)	(1,396)
Net loss	(19,624)	(2,634)
Net loss per common share, basic and diluted	$(0.14)	$(0.03)
Gold ounces produced	9,146	1,936
Gold ounces sold	9,960	1,875
Average price received per ounce	$929	$658
Cost of sales per ounce(i)	$939	$1,202

(i)
Cost of sales per ounce is a measure frequently used to compare performance of mining operations and includes mine cost of goods sold less depreciation, amortization and accretion, and reclamation cost recovery, divided by ounces sold in the period.

	Three months ended March 31,
	2008	2007
Cost of goods sold	11,446	2,629
Depreciation, amortization, and accretion	(2,094)	(375)
Cost of sales	9,352	2,254

Consolidated Financial Results / Overall Performance

The Company’s net loss to common shareholders for the three month period ended March 31, 2008 (“Q1/08”) was $19.6 million, or $0.14 per share, compared with $2.6 million, or $0.03 per share, for the three month period ended March 31, 2007 (“Q1/07”).

The net loss for Q1/08 includes $24.1 million non-cash, pre-tax expense arising from the mark-to-market of contracts for the forward sale of gold which were taken out as a requirement of our term loan facility. These contracts are in respect of 429,000 ounces of gold at an average forward price of $801 per ounce spread evenly over the period of 78 months (5,500 ounces per month) commencing July 2008. The spot price of gold at March 31, 2008 was $934 per ounce as compared to $837 at December 31, 2007 and $660-675 per ounce when the forward contracts were entered into in June 2007.

Results for Q1/08 reflect our first full quarter with Mesquite as a producing mine, and as such are not comparable with results for Q1/07 when Mesquite was a residual leaching operation based on ore production several years previously. Revenues for the current year are up by $8.0 million over the previous year. Of this total, $5.3 million relates to increased gold ounces sold. Although ounces sold increased from 1,875 in Q1/07 to 9,960 in Q1/08, the Q1/08 total was at the low end of the range that we had previously forecast. It is taking longer than originally forecast to achieve a “steady state” of solution flow through the new leach pad. $2.7 million of the revenue increase relates to the increase in the average selling price from $658 to $929 per ounce. Cost of sales per ounce for Q1/08, based on mine cost of sales less non-cash depreciation, amortization and depletion, was $939, as compared with $1,202 per ounce in Q1/07. Unit costs for Q1/08 are still substantially higher than the projected estimate for full year 2008 of $470 - $490 per ounce, reflecting the delay in reaching normal production from the leach pad, the relatively high ratio of waste material to ore mined during the quarter, and current fuel prices which have increased by approximately 30% since late 2007. In addition, tire costs are considerably higher than originally forecast. In common with many mining companies, we are being adversely effected by a world-wide shortage of radial-ply truck tires; costs of the poorer performing bias-ply tires have escalated dramatically; usage is up and haul trucks are operating at less than planned speed. To compensate for this, during March 2008 we hired an additional crew and we began 24 / 7 mining operations effective March 31, 2008.

Other operating expenses for Q1/08 were $1.7 million compared with $1.8 million in Q1/07. General and administrative expenses of $1.1 million are consistent with Q1/07 expenses, but several cost elements have changed. Salary, head office travel and audit fees have increased, whereas legal costs and listing fees have come down. Non-cash stock based compensation for Q1/08 of $0.4 million was lower than the $0.5 million expense the previous year. The higher expense in 2007 primarily reflects grants of options to our new management team in early 2006. Exploration expense in Q1/08 of $0.2 million relates to a drilling program to explore for oxide resources to the south of the Brownie Hill area at Mesquite.

Other income (expense) for Q1/08 was $(25.6) million compared with $0.6 million in Q1/07. The major negative factor was the $24.1 million non-cash expense relating to the mark-to-market of our gold forward sales contracts. The spot price of gold at the time the hedging contracts were entered into was $660-675 per ounce as compared with a price of $934 at March 31, 2008 and $836 at December 31, 2007. We have recorded an unrealized loss of $24.1 million for the three month period ended March 31, 2008 and $58.9 million for the year ended December 31, 2007. The cumulative unrealized pre-tax loss of $83.0 million has been disclosed as a liability as at March 31, 2008.

Other income (expense) for Q1/08 included $0.4 million of interest income as compared with $0.5 million in Q1/07, reflecting the higher cash balances in 2007 immediately after the January 2007 equity issue, which generated cash of $59.2 million. Interest expense for Q1/08 was $0.7 million reflecting advances under the term loan facility in the range of $76.5 - $84.3 million. An additional $0.4 million of interest expense was capitalized to property, plant and equipment during the quarter. The loss on foreign currency exchange of $1.0 million in Q1/08 relates to our holding significant cash balances in Canadian dollars during a period when that currency weakened in relation to the U.S. dollar.

Prior to 2007, we did not recognize the recoverability of any part of our deferred tax assets, including operating losses carried forward. At year-end 2007, we determined that it was more likely than not that we would realize the benefit of a substantial amount of the deferred tax asset that we have accumulated. Accordingly, at December 31, 2007 we recorded a tax recovery of $37.1 million, principally arising from net operating loss carry forwards for income tax purposes and timing differences arising from the recording of the accounting loss in respect of the mark-to-market of gold forward sales contracts. For Q1/08 we have recorded an additional $9.8 million of deferred taxes.

	Three months ended March 31,
	2008	2007
Gold sales revenue	9,256	1,233
Average price realized per ounce	$929	$658
Increase (decrease) in revenues	8,023	(1,542)
Change in revenues attributable to ounces sold	5,316	(1,734)
Change attributable to average selling price	2,707	192

Revenues from gold sales for Q1/08 increased by $8.0 million or 751% compared to Q1/07 as new ore production at Mesquite ramped up and the selling price for gold continued to increase.

	Three months ended March 31,
	2008	2007
Cost of sales	11,446	2,629
Increase (decrease)	8,817	(406)

Cost of sales for Q1/08 increased by $8.8 million compared to Q1/07, reflecting a full quarter of mining operations. Gold production and sales were low in relation to tonnage mined, reflecting the start up phase of the new leach pad and the high volume of waste material moved to access the ore body. The higher costs also reflect increases in several cost inputs, notably fuel, tires and mining fleet maintenance. Mine site administration costs have also increased as we now have a full management team in place. Costs for Q1/08 also reflect substantially higher amortization charges for the new plant and equipment that was placed in service during 2007.

A comparison of the major components of cost of sales is as follows:

	Three months ended March 31,
	2008	2007
Mine operating costs	8,156	1,773
Mine site administration	920	431
Amortization and accretion	2,094	375
Royalties	265	45

 Other operating expenses for Q1/08 are $1.7 million, compared with $1.8 million in Q1/07. Although general and administrative expenses overall are consistent at $1.1 million, the components are different; higher salary and travel costs, reflecting head office staff increases and significant involvement at the mine site, and higher audit fees, reflecting our engagement of a major international accounting firm as auditors, were offset by lower listing fees and legal fees, which were high in Q1/07 because of financing activities. Stock based compensation in Q1/08 is approximately $0.1 million lower than the prior year primarily because of higher initial amortization relating to options awarded to the new management team in 2006.

	Three months ended March 31,
	2008	2007
General and administrative	1,111	1,085
Stock based compensation	370	468
Exploration – Mesquite	224	283

Other expense for Q1/08 was $25.6 million compared with $0.6 million the previous year. The major contributor to this cost increase was the $24.1 million charge in respect of the unrealized mark-to-market loss on our gold forward sales contracts. Interest income for Q1/08 was $0.4 million compared with $0.5 million the previous year. Cash balances were relatively high in early 2007 after the equity issue in January of that year. Interest expense and commitment fees of $0.7 million in Q1/08 reflects term loan advances in the range of $76.5 - $84.3 million during the quarter. In addition, in Q1/08 we recorded a foreign exchange loss of $1.0 million as a result of our holding net Canadian dollar cash balances at a time when that currency was weakening in relation to the U.S. dollar.

    A comparison of the major items included in other income (expense) is as follows:

	Three months ended March 31,
	2008	2007
Interest income	$384	$517
Interest expense and commitment fees	(699)	-
Amortization of deferred debt issuance costs	(115)	-
Unrealized loss on mark-to-market of gold forward sales contracts	(24,111)	-
Loss on foreign exchange	(1,020)	80

Results of Operations

Three Months Ended March 31, 2008 (“Q1/08”) compared to Three Months Ended March 31, 2007 (“Q1/07)”.

Poured gold production for Q1/08 was 9,146 ounces compared with 1,936 ounces in Q1/07. During 2007, production at Mesquite derived from residual gold contained in ore placed on the leach pads several years previously. Mining of new ore at Mesquite started in July 2007 and our first pour of gold from new ore occurred in January 2008. Ore production has been building up steadily since that time but monthly ore production during Q1/08 trailed plan because haul truck speeds are being restricted by the quality of tires currently available in the market place. Approximately 11.0 million tons of waste and 1.3 million tons of ore were mined in Q1/08. The low production in Q1/07 reflects the almost total depletion of the recoverable gold ounces from ore placed on the leach pads prior to our acquisition of Mesquite. Gold sales for Q1/08 were 9,960 ounces at an average selling price of $929 for revenues of $9.3 million compared with 1,875 ounces at an average selling price of $658 for revenues of $1.2 million in Q1/07. The higher average selling price reflects the increase in the world price for gold.

Mine operating costs, before adjustment for inventory changes, were $8.2 million in Q1/08, compared to $1.7 million in Q1/07. Q1/08 costs represent the first quarter of full mining operations; operating labour, contracted services and fuel and tire costs are the largest cost items. Fuel and tire costs have increased significantly and currently account for approximately 50% of mine operating costs. Mine site administration costs for Q1/08 were $0.9 million compared with $0.4 million in Q1/07, reflecting the increase in staff and associated costs to support the capital program and full mining operations. Depreciation, amortization and accretion expense for Q1/08 was $2.1 million compared with $0.4 million in Q1/07, reflecting mining fleet additions from May 2007 onwards and the new leach pad addition in January 2008.

Inventoried costs associated with the build up of leach pad and metal-in-process inventories in Q1/08 were $5.8 million compared with $0.1 million in the first quarter of 2007. The new leach pad is still in start up mode and we have not yet attained the steady state of solution flow and gold production rates that we are planning on. As a result, unit production costs are still high and are not representative of anticipated future costs. Accordingly, the estimated approximately 18,700 recoverable gold ounces contained in ore on leach pads as of March 31, 2008 were valued at estimated net realizable value. In Q1/07, no value was attributed to gold ounces in the leach pads. Metal-in-process inventory represents metal in solution or in subsequent stages of the refining process. Reflecting the start-up phase of the operation, unit production costs for this aspect of inventory were also high. Accordingly, the estimated approximately 1,000 ounces of metal-in-process inventory as of March 31, 2007 were also valued at net realizable value.

The foregoing factors resulted in a gross loss of $2.2 million for Q1/08 compared with $1.4 million in Q1/07.

General and administrative expense of $1.1 million for Q1/08 was consistent with the previous year’s expense. Head office salary and travel costs have increased; this primarily reflects greater technical, systems and other support services being provided to Mesquite. Audit and taxation fees have also increased reflecting the increasing complexity of our activities. Listing and legal fees for Q1/08 were lower than in the previous year on account of the financing and reorganization activities ongoing at that time.

Stock based compensation represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The lower cost in Q1/08 reflects the higher initial amortization of options granted to the new management team in 2006.

Exploration activities at Mesquite during Q1/08 totaled $0.2 million and relate primarily to a drilling program to explore for oxide resources south of the Brownie Hill area at Mesquite. Costs of $0.3 million in Q1/07 relate to a similar drilling program.

Other expense for Q1/08 was $25.6 million compared to $0.6 million in Q1/07. The increase primarily reflects the $24.1 million charge in respect of the unrealized mark-to-market loss on our gold forward sales contracts. Interest income for Q1/08 was $0.4 million compared with $0.5 million the previous year. Cash balances were relatively high in early 2007 after the equity issue in January of that year. Interest expense of $0.7 million in Q1/08 reflects the term loan advances in the range of $76.5 - $84.3 million during the quarter. There were no loans outstanding during Q1/07. In addition, in Q1/08 we recorded a foreign exchange loss of $1.0 million relating to our holding Canadian dollar bank deposits at a time when that currency was weakening in relation to the U.S. dollar.

At year-end 2007, we determined that it was more likely than not that we would realize the benefit of a substantial amount of the deferred tax asset that we have accumulated. Accordingly, at December 31, 2007 we recorded a tax recovery of $37.1 million, principally arising from net operating loss carry forwards for income tax purposes and timing differences arising from the recording of the accounting loss in respect of the mark-to-market of gold forward sales contracts. For Q1/08 we have recorded an additional $9.8 million of deferred tax recovery.

The above were the major factors in our reporting a net loss to common shareholders for Q1/08 of $19.6 million or $0.14 per share, compared with a net loss of $2.6 million or $0.03 per share in Q1/07.

Liquidity and Capital Resources

Our financing activities in 2007 positioned the Company to fund the completion of the expansion program at Mesquite and the ramp up of production until we achieve the generation of free cash flow, expected during the second fiscal quarter of 2008. We started 2008 with available cash balances of $43.9 million, restricted cash of $7.5 million, and working capital of $46.2 million. In addition, we had unutilized credit facilities of $28.6 million of which $10.9 million was available for the Mesquite Expansion project and $17.7 million was available for general corporate purposes.

During Q1/07 we drew down a further $7.9 million under the term loan facility and we raised $0.6 million through the exercise of warrants and stock options.

Cash required for operating activities in Q1/08 was $10.7 million compared with $2.3 million in Q1/07. The net loss for the quarter was $20.5 million, including the non-cash impact of the $24.1 million mark-to-market loss on forward sales contracts and the non-cash recovery of deferred income taxes of $8.9 million. Other non-cash expense items were: depreciation and accretion expense of $2.1 million, amortization of deferred debt issuance costs of $0.1 million, and stock-based compensation of $0.4 million. Changes in the composition of non-cash working capital items during the quarter required $7.9 million. The largest single item in this requirement was the increase in inventories of $6.0 million, reflecting an increase of approximately 6,600 ounces in recoverable gold on the leach pads during the quarter. A reduction in accounts payable of $1.8 million and a reduction in accrued payroll of $1.6 million were also significant contributing factors.

 Cash required for investing activities in Q1/08 was $8.7 million compared with $5.7 million in Q1/07. The spending in 2008 was on several process related projects forming part of the Mesquite expansion program, notably the new leach pad, new carbon columns and the retrofit of the process plant.

The foregoing factors resulted in a decrease in our cash position of $11.0 million in Q1/07.

At March 31, 2008, we had available cash balances of $32.8 million, restricted cash of $7.5 million, and working capital of $39.9 million. In addition, we had unutilized credit facilities of $20.7 million of which $3.0 million was available for the Mesquite Expansion project and $17.7 million was available for general corporate purposes. Subsequent to the end of the quarter we were advanced $2.0 million under the credit facility.

We expect to spend an additional $6.4 million in completing the expansion related projects, most of which will be in the second fiscal quarter of 2008. In addition, we have placed an order for an additional loader to be delivered during the third quarter of 2008, at a cost of $3.4 million. Although it is taking longer than originally forecast to achieve a “steady state” of solution flow through the new leach pad, we expect to generate free cash flow by mid-year.

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

We expensed all mine development costs prior to our establishing proven and probable reserves upon completion of the feasibility study in August 2006. Development costs incurred subsequent to that date are capitalized and deferred and are amortized on a units-of-production basis.

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

 Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. The provisions of the Statement are effective for the Company’s fiscal year ending December 31, 2008. In February 2008, the FASB amended SFAS No. 157 to exclude leasing transactions and to delay the effective date by one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Effective January 1, 2008, the Company adopted SFAS No. 157 as it relates to financial assets and liabilities. The new disclosures are included in Note 17 to the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 effective January 1, 2008 but this has had no impact on the Company’s financial position, financial performance and cash flows.

In December 2007, the FASB issued FAS 141(R), “Business Combinations”, which will replace FAS 141 prospectively for business combinations consummated after the effective date of December 15, 2008. Under FAS 141 (R), business combinations will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141. Significant changes will result from applying the acquisition method, including: more acquisitions will be accounted for as business combinations rather than as asset acquisitions; acquisition related costs of the acquirer will be expensed as incurred , whereas under FAS 141 these costs are capitalized as part of the business combination; and the assets acquired and liabilities assumed are recorded at 100% of fair value even if less than 100% is obtained, whereas under FAS 141 only the controlling interest’s portion is recorded at fair value. In the event of the Company being involved in a future business combination, the Company will evaluate the application of FAS 141(R).

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133”, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company is currently evaluating the implications of the enhanced disclosure requirements in respect of is forward gold sales contracts.

Contractual Obligations

The following table presents the contractual obligations outstanding as at March 31, 2008:

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Mesquite expansion project and sustaining capital	$11,299	$11,299	$—	$—	$—
Reclamation and remediation obligations (1)	11,888	164	560	128	11,036
Share of office lease	2,716	238	536	532	1,410
Total	$25,903	$11,701	$1,096	$660	$12,446

(1) In current dollars (undiscounted).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at March 31, 2008 and December 31, 2007 or at the date of this report.

Outlook – balance of 2008

As at December 31, 2007 all units of the mining fleet had been placed into service. Management’s primary focus is now on increasing ore production through improved effectiveness of the mining fleet in light of the operational constraints currently imposed by the type of tires available, completing the remaining aspects of the capital program, and achieving “steady state” production from the new ore being placed on the leach pads, with a view to achieving gold production of 135,000 – 145,000 ounces of gold in 2008. We anticipate cash flow from operations to be positive from mid-year onwards.

Our capital program includes approximately $6.4 million to complete the expansion related projects at Mesquite, most of which will be incurred in the second fiscal quarter of 2008. The major items in this program are the leach pad expansion, installation of new carbon columns, and retrofit of the process plant. In addition, we have recently placed an order for $3.4 million for delivery of a third loader unit for delivery during the third quarter of 2008 to ensure mining productions levels are achieved.

During 2008 Mesquite Mine will continue to mine at the current rate and will build leach pad gold inventories to levels to sustain commercial production in the third quarter of 2008. We expect to produce between 20,000 to 30,000 ounces of gold in the second quarter. This is a 40% - 50% decrease from previously announced production guidance of 40,000 – 50,000 ounces. The shortfall in production relates to the timing of leaching and the amount of gold tied up in solution as leach pad inventory. Ounces placed on the heap leach pad are on or above budget, but the timing and amount of solution flowing to the carbon columns for gold recovery has not reached anticipated levels.

Now that the new process facility is operating, solution flow has more than doubled and will allow gold inventory to increase in the pad and allow more gold in solution to be processed from the heap leach pad. Overall gold recovery percentage is not affected.

Gold production for 2008 is now projected to be 135,000 – 145,000 ounces, a decrease of approximately 15% from guidance of 155,000 – 165,000 ounce provided in early March. Gold production for 2009 is also projected to be 135,000 – 145,000 ounces.

Cost of sales for 2008 will average between $470 - $490(1) per ounce, up approximately 15% from our previous guidance of $410 - $430(1) per ounce. The increase is due to an increase in consumable costs, primarily diesel fuel, as discussed further below. Cost of sales for 2009 will average between $430 - $450(1) per ounce.

Average annual gold production for the period 2010 – 2016 will be 160,000 – 170,000 at an average cost of sales of $390 - $410(1) as we acquire radial tires, produce inventoried gold on the leach pad and achieve a steady ore haul profile to the leach pad.

Fuel prices have risen steadily since late December 2007. In our initial cost model for 2008, we assumed an average purchase price for off-road diesel fuel of $2.75 per gallon. We are currently paying $3.55 per gallon - a 29% increase over our budget.

Fuel not only affects our direct mining costs, such as the operating costs of our haul trucks and shovels, but also affects the cost of delivered consumables, such as explosives and lime.

Our life of mine model now assumes that the price for off-road diesel will remain at the current level. We have used US gulf coast ultra low sulphur diesel fuel, the nearest proxy for our off-road diesel, to estimate our future fuel cost which is forecasted to be constant for the next few years.

(1) Cost of sales per ounce is a non-GAAP measure and is defined as cost of sales as per the Company’s financial statements (mine operating costs plus royalties) divided by the number of ounces sold.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk, including changes in interest rates and prices of certain commodities, notably gold and fuel. Changes in the market price of these commodities significantly affects our profitability and cash flow.

Gold prices can fluctuate widely due to numerous factors, such as: demand, forward selling by producers, central bank activities, the strength of the U.S. dollar and global mine production levels. We use forward gold sales contracts to manage a portion of our exposure to risk arising through changes in the price of gold. While we are exposed to credit risk in the event of non-performance by counterparties to these agreements, in all cases the counterparties are highly rated financial institutions and we do not anticipate non-performance. We do not hold or issues derivative financial instruments for trading purposes.

At March 31, 2008, our forward gold sales contracts consisted of a series of contracts to sell 5,500 ounces per month at a price of $801 per ounce over a 78 month period from July 2008 to December 2014. The fair value of the contracts as at March 31, 2008 was $(83.0) million and at December 31, 2007 was $(58.9) million.

We monitor our hedge positions and perform sensitivity analyses on our forward contracts to determine the mark-to-market gain/loss at current gold prices; we estimate that a 10% change in the spot price of gold from the level of $934 per ounce at March 31, 2008 translates into a mark-to-market fluctuation of approximately $25 million.

Gold sales covered by the forward sales contract represent approximately 24% and 47% of our forecast annual shipments for 2008 and 2009 respectively. The balance of our shipments will be sold in the spot market. We estimate that a 10% change in the price of gold from the level of $934 per ounce at March 31, 2008 translates into a $10.0 million increase/decrease in revenues from un-hedged production in 2008 and $6.9 million in 2009.

Fuel costs are a significant cost element costs at Mesquite, currently representing approximately 33% of our mining costs. The market price of diesel and gasoline is unpredictable and can fluctuate significantly. World oil prices are currently at historically high levels and are being reflected in the price we pay for fuel. We estimate that a 10% change in the price of diesel fuel from the level of $3.55 per gallon at March 31, 2008 translates into a $0.8 million increase/decrease in mining costs.

At March 31, 2008 we had $83.4 million of bank debt outstanding of which an estimated $7.6 million is current. This debt currently bears interest based on short-term U.S. LIBOR rates, generally for one-month periods, plus 2.2%. A 1% fluctuation in interest rates at current levels of indebtedness would translate into a $0.8 million change in reported pre-tax income.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and of our chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, these officers concluded that, as of the end of such period, our disclosure controls and procedures were effective. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1 A	Risk Factors

There have been no material changes to the risk factors disclosed in our 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2008.

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

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2008

WESTERN GOLDFIELDS INC.

	By:	/s/ Raymond Threlkeld
Name: Raymond Threlkeld
Title: President and Chief Executive Officer