Form 10-Q
period 2008-06-30
Western Goldfields Inc.
filed 2008-08-11
CIK 1394186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51076

WESTERN GOLDFIELDS INC.
(Exact Name of Issuer as Specified in Its Charter)

Ontario	98 – 0544546
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Royal Bank Plaza, South Tower, 200 Bay Street, Suite 3120, PO Box 167
Toronto, Ontario, Canada M5J 2J4
(Address of Principal Executive Offices)

416 324 6000
(Issuer’s Telephone Number, Including Area Code)

2 Bloor Street West, Suite 2102
Toronto, Ontario, Canada M4W3E2
(Former Address of Principal Executive Offices

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Shares of no par value – 136,731,919 shares outstanding as of July 31, 2008.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Interim)

WESTERN GOLDFIELDS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands U.S. dollars)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS (Note 13)
CURRENT ASSETS
Cash and cash equivalents	$26,549	$43,870
Restricted cash (Note 4)	7,500	7,500
Receivables	940	298
Inventories (Notes 2, 5)	25,134	11,201
Prepaid expenses	800	887
Current portion of deferred income tax asset	3,498	755
TOTAL CURRENT ASSETS	64,421	64,511

Plant, and equipment, net of
accumulated amortization (Note 6)	98,454	77,951
Construction in progress (Note 7)	10,246	21,864
Investments - reclamation and remediation (Note 8)	8,803	8,661
Long-term deposits	357	348
Long-term prepaid expenses (Note 9)	1,469	1,555
Deferred debt issuance costs, net of accumulated amortization (Note 10)	2,997	3,227
Deferred income tax asset (Notes 2, 11)	45,497	36,379
TOTAL OTHER ASSETS	167,823	149,984

TOTAL ASSETS	$232,244	$214,495

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,673	$8,781
Current portion of mark-to-market loss on gold hedging contracts (Notes 2, 12, 17)	8,969	1,935
Current portion of loan payable (Note 13)	15,109	6,882
TOTAL CURRENT LIABILITIES	29,751	17,598

LONG-TERM LIABILITIES
Mark-to-market loss on gold hedging contracts (Notes 2, 12, 17)	82,753	56,966
Loan payable (Note 13)	71,230	69,581
Reclamation and remediation liabilities (Note 14)	5,235	5,061

TOTAL LIABILITIES	188,969	149,206

COMMITMENTS AND CONTINGENCIES (Note 19)	—	—

STOCKHOLDERS' EQUITY
Common stock, of no par value, unlimited shares authorized;
136,731,919 and 135,049,685 shares issued and outstanding,
respectively (Note 15)	135,250	133,725
Stock options and warrants (Note 16)	7,695	7,551
Accumulated deficit	(99,670)	(75,987)
TOTAL STOCKHOLDERS' EQUITY	43,275	65,289

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,244	$214,495

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Revenues from gold sales	$20,347	$1,546	$29,602	$2,779

EXPENSES
Mine operating costs	12,122	3,466	21,209	5,674
Royalties	340	59	605	105
Cost of sales	12,462	3,525	21,814	5,779
Amortization and accretion	2,290	377	4,384	752
Cost of goods sold	14,753	3,902	26,198	6,531

GROSS PROFIT (LOSS)	5,594	(2,356)	3,404	(3,752)

EXPENSES
General and administrative	1,197	1,138	2,308	2,222
Stock based compensation	289	820	658	1,289
Exploration	591	749	814	1,032
	2,077	2,707	3,781	4,543

OPERATING INCOME (LOSS)	3,517	(5,062)	(377)	(8,295)

OTHER INCOME (EXPENSE)

Interest income	289	525	673	1,042
Interest expense and commitment fees	(1,320)	(242)	(2,019)	(242)
Amortization of deferred debt issuance costs	(115)	(110)	(231)	(110)
Unrealized gain (loss) on mark-to-market of gold forward sales contracts (Note 12)	(8,708)	759	(32,820)	759
Gain (loss) on foreign currency exchange	250	124	(770)	205
	(9,605)	1,056	(35,167)	1,655

LOSS BEFORE INCOME TAXES	(6,088)	(4,006)	(35,544)	(6,640)

INCOME TAX RECOVERY	(2,029)	—	(11,861)	—

NET LOSS	(4,059)	(4,006)	(23,683)	(6,640)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	—	(3)	—	(8)

NET COMPREHENSIVE LOSS	$(4,059)	$(4,009)	$(23,683)	$(6,648)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.04)	$(0.17)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	136,406,008	113,641,025	136,035,903	108,240,372

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands U.S. dollars)
(Six months ended June 30, 2008 and year ended December 31, 2007)
(Unaudited)

	Common Stock		Stock Options		Accumulated Other
	Number		and	Accumulated	Comprehensive
	of Shares	Amount	Warrants	Deficit	Income (Loss)	Total

Balance, December 31, 2006	78,452,876	32,885	7,674	(25,678)	(2)	14,879

Common stock and warrants issued under prospectus supplement	44,646,000	92,608	—	—	—	92,608

Common shares issued on conversion of common stock warrants	10,248,052	4,508	—	—	—	4,508

Common shares issued on exersice of common stock options	1,702,757	1,040	—	—	—	1,040

Options issued for directors' services	—	—	482	—	—	482

Options issued for officers' services	—	—	998	—	—	998

Options issued for employees' services	—	—	1,027	—	—	1,027

Options issued for consultants' services	—	—	54		—	54

Exercise and expiration of warrants & options	—	2,684	(2,684)	—	—	—

Net loss for the year ended December 31, 2007	—	—	—	(50,309)	—	(50,309)

Other comprehensive income	—	—	—	—	2	2

Balance, December 31, 2007	135,049,685	$133,725	$7,551	$(75,987)	$—	$65,290

Common shares issued on conversion of common stock warrants	750,001	338	—	—	—	338

Common shares issued on exersice of common stock options	932,233	672	—	—	—	672

Options issued for directors' services	—	—	103	—	—	103

Options issued for officers' services	—	—	261	—	—	261

Options issued for employees' services	—	—	295	—	—	295

Exercise and expiration of warrants & options	—	515	(515)	—	—	—

Net loss for the period ended June 30, 2008	—	—	—	(23,683)	—	(23,683)

Balance, June 30, 2008	136,731,919	$135,250	$7,695	$(99,670)	$—	$43,275

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,059)	$(4,007)	$(23,683)	$(6,641)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Items not affecting cash:
Amortization of plant and equipment	2,219	298	3,030	592
Amortization of deferred debt issuance costs	115	110	231	110
Accretion expense (Note 14)	87	84	174	169
Deferred income taxes	(2,029)	—	(11,861)	—
Interest net of reimbursed costs - reclamation and remediation	(80)	(87)	(142)	(170)
Stock based compensation	289	820	658	1,289
Mark-to-market loss on gold hedging contracts	8,708	(759)	32,820	(759)
Changes in assets and liabilities:
Decrease (increase) in:
Restricted cash	—	(7,500)	—	(7,500)
Accounts receivable	(720)	174	(642)	76
Inventories	(7,894)	31	(12,732)	(40)
Prepaid expenses and deposits	87	(369)	173	(547)
Long term deposits	(6)	(6)	(9)	(9)
Increase (decrease) in:
Accounts payable	810	(154)	(529)	(955)
Payroll and related taxes payable	—	—	(1,562)	—
Accrued expenses	(287)	(795)	764	201
Accrued interest expense	(59)	241	(230)	241

Net cash provided (used) by operating activities	(2,817)	(11,917)	(13,539)	(13,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including construction
in progress	(5,920)	(25,662)	(14,669)	(31,377)
Increase in reclamation and remediation investment	—	(2,090)	—	(2,090)
Net cash provided (used) by investing activities	(5,920)	(27,752)	(14,669)	(33,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	2,017	—	9,877	—
Deferred debt issuance costs	—	(521)	—	(850)
Common stock issued for cash	—	1	—	59,191
Exercise of options to purchase common stock	440	356	672	501
Exercise of warrants to purchase common stock	—	1,436	337	1,816
Net cash provided by financing activities	2,457	1,272	10,887	60,658

Change in cash	(6,280)	(38,396)	(17,321)	13,248

Cash and cash equivalents, beginning of period	32,829	57,147	43,870	5,503

Cash and cash equivalents, end of period	$26,549	$18,750	$26,549	$18,750

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid (received), net	$933	$1	$1,346	$1

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock, options and warrants issued for services	$289	$820	$658	$1,289
Equipment purchases included in accounts payable	$(180)	$11,832	$334	$11,832
Deferred debt issuance costs included in accrued expenses	$—	$2,328	$—	$2,328
Non-cash component of inventories	$(2)	$2,328	$1,201	$2,328

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

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007, under which facility WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine. Of this amount, $87.3 million is available until Completion of the project and $17.7 million is available until 12 months after Completion. The agreement, in conjunction with the equity financings of 2007, completed the financing requirements for Mesquite. At June 30, 2008, $86.3 million had been drawn under the facility.

The Company’s year-end for reporting purposes is December 31.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Western Goldfields Inc. and its 100% owned subsidiaries: Western Goldfields USA Inc., Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”). The consolidated financial statements include the assets and liabilities of Western Goldfields as at June 30, 2008 and December 31, 2007 and its results of operations and its cash flows for the three and six month periods ended June 30, 2008 and 2007. All significant inter-company accounts and transactions have been eliminated on consolidation.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. The provisions of the Statement are effective for the Company’s fiscal year ending December 31, 2008. In February 2008, the FASB amended SFAS No. 157 to exclude leasing transactions and to delay the effective date by one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Effective January 1, 2008, the Company adopted SFAS No. 157 as it relates to financial assets and liabilities. The new disclosures are included in Note 17.

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

5. INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Ore on leach pads	$19,877	$7,724
Metal-in-process	2,738	847
Bullion	103	994
Supplies	2,416	1,636
Total inventories	$25,134	$11,201

Inventories are valued at the lower of cost or net realizable value (“NRV”).

At June 30, 2008, new ore placed on leach pads has been valued at cost, based on current mining costs, including depreciation, amortization and depletion, since this is lower than NRV. At December 31, 2007, ore on leach pads was valued at NRV. The estimated 44,120 ounces (2007 – 12,080 ounces) of recoverable gold on the leach pads is calculated from the quantities of ore placed (based on measured tonnage), the grade of ore (based on assay results), and a recovery percentage (based on ore type), less transfers into metal-in-process inventory.

At June 30, 2008, metal-in-process inventory has been valued at cost, based on the average cost of gold-in-solution fed into the process from the leach pads plus further processing costs, including depreciation relating to processing facilities, since this is lower than NRV. At December 31, 2007, metal-in-process inventory was valued at NRV. The estimated 5,649 ounces (2007 – 1,086 ounces) of gold-in-solution and in carbon is based on assays and projected recoveries from the refining circuit.

Bullion represents gold held for our account by refiners pending sale. At June 30, 2008, bullion has been valued at cost, based on the average cost of the in-process inventory plus refining costs, since this is lower than net realizable value. At December 31, 2007, bullion was valued at NRV. At June 30, 2008, 213 gold ounces were held at a refiner (2007 – 1,196 ounces).

6.  PLANT AND EQUIPMENT

The following is a summary of plant and equipment, and accumulated amortization and depreciation as at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Buildings	$4,703	$4,215
Equipment	78,278	74,633
Leach pad expansion and other processing equipment	22,937	2,684
Mine development	3,864	3,517
	109,782	85,049
Less accumulated amortization and depreciation	(11,328)	(7,098)
Net plant and equipment	$98,454	$77,951

Capitalized interest expense for the six month periods ended June 30, 2008 and June 30, 2007 was $0.1 million and $nil, respectively, based on the interest attributable to borrowings incurred to finance the construction of assets intended for the Company’s own use. For the year ended December 31, 2007 capitalized interest was $0.5 million. Capitalization of interest ceases when an asset is ready for its intended use.

Mine development as at June 30, 2008 and December 31, 2007 includes $1.4 million in respect of fauna relocation costs and $2.3 million in respect of capitalized development drilling costs.

Amortization and depreciation expense for the three month and six month periods ended June 30, 2008 was $2.2 million and $4.2 million respectively (2007 - $0.3 million and $0.6 million).

7. CONSTRUCTION IN PROCESS

The following is a summary of the major components of construction in process at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Leach pad expansion	$-	$12,837
Building construction and site infrastructure	10,426	9,027
	$10,426	$21,864

Construction in process is accumulated and carried forward at cost until completion of construction or until the equipment is substantially complete and ready for productive use, at which time the cost is transferred to property, plant and equipment and is amortized over the asset’s expected useful life.

Cumulative spending on the two phases of the leach pad expansion have been capitalized and depreciated effective January 1, 2008 and May 1, 2008, respectively.

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

The following is a summary of cumulative activity in the reimbursement account as at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Original deposit to reimbursement account	$5,999	$5,999
Additional deposit to reimbursement account	2,091	2,091
Interest earned from inception	1,062	920
	9,152	9,010
Reclamation costs reimbursed	(349)	(349)
Closing balance	$8,803	$8,661

The following bonds have been issued by AIG and approved by regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception Date	Value	Obligee(s)
ESD 7315360	11/7/2003	$1,218	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315361	11/7/2003	$1,468	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315362	11/7/2003	$62	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315363	11/7/2003	$550	California Water Quality Control Board
ESD 7315358	11/7/2003	$6,978	U.S. Bureau of Land Management
ESD 7315359	11/7/2003	$50	California State Lands Commission
ESD 7315533	5/30/2007	977	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
			California State Lands Commission

9. LONG-TERM PREPAID EXPENSES

The Company has paid advance premiums in respect of insurance policies to cover environmental risks at the Mesquite Mine. In late 2007, the insurance program was re-evaluated in light of the increase in reserves and forecast mine life at Mesquite.

The insurance program covers closure and reclamation risk in excess of the amount on deposit in the Investment - Remediation and Reclamation account ($8.8 million at June 30, 2008), to an aggregate limit of $17.5 million (December 31, 2007 - $17.5 million), and expires November 7, 2020.

The program also covers pollution and remediation risk up to $10.0 million and includes coverage for pre-existing conditions and new conditions. The terms for these two aspects of coverage expire on November 7, 2013 and November 7, 2008, respectively.

The premium cost is being amortized over the terms of the policies and is summarized below.

	June 30, 2008	December 31, 2007
Original Policy Premiums	$1,643	$1,643
Additional Policy Premium	724	724
Amortization to date	(727)	(641)
Unamortized Premium Cost	1,640	1,726
Current Portion	(171)	(171)
Long-Term Prepaid Expenses	$1,469	$1,555

10. DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs, primarily bank fees and professional fees and costs associated with the term loan facility (note 13) incurred to June 30, 2008 and December 31, 2007, were $3.6 million. These costs are being amortized on a straight line basis over the term of the facility to December 31, 2014. Amortization for the three month and six month periods ended June 30, 2008 was $0.1 million and $0.2 respectively (2007 – $nil and $0.1).

	June 30, 2008	December 31, 2007
Debt issuance costs incurred	$3,570	$3,570
Cumulative amortization	(573)	(343)
Closing balance	$2,997	$3,227

11. INCOME TAXES

Income Taxes Recoverable

	June 30, 2008	December 31, 2007
Current	$3,497	$755
Deferred	45,497	36,379
Income taxes recoverable	$48,994	$37,134

Deferred Taxes

The Company records deferred income tax assets and liabilities where temporary differences exist between the carrying amounts of assets and liabilities in the balance sheet and their tax bases.

The significant components of the deferred tax asset at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Current deferred tax assets	$3,497	$755

Long-term deferred tax assets
Unrealized loss on mark-to-market of gold forward sales contracts	32,274	22,217
Net operating losses	24,765	19,131
Mining property	1,265	1,265
Reclamation cost	1,948	1,948
Exploration cost	453	453
Stock-based compensation	1,450	1,335
Total long-term deferred tax assets	62,155	46,349
Long-term deferred tax liabilities
Fixed assets	(7,584)	(2,370)
Total long-term deferred tax liabilities	(7,584)	(2,370)
Net long-term deferred tax asset	54,571	43,979
Valuation allowance	(9,074)	(7,600)
Net deferred tax assets	$48,994	$37,134

At June 30, 2008 the Company had income tax loss carry-forwards of approximately $65.0 million. These losses expire from 2022 to 2028. The ability to utilize these loss carry-forwards is dependent upon a number of factors, including the future profitability of operations and other tax limitations. The future tax benefit of $24.8 million less a valuation allowance of $7.4 million, resulting in a future tax benefit of $17.4 million, has been recognized in the consolidated financial statements with respect to these income tax loss carry-forwards.

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

The contracts were marked-to-market as at June 30, 2008 using a spot price of gold of $930. The cumulative unrealized pre-tax loss of $91.8 million (2007 - $58.9 million) has been disclosed as a liability as at June 30, 2008 and the Company has recorded an unrealized loss of $8.7 million and $32.8 million for the three month and six month periods ended June 30, 2008 respectively (2007 unrealized gain – $0.8 million and $0.8 million respectively).

13.  LOANS PAYABLE

Term Loan Facility

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007, under which WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine. The facility expires December 31, 2014 and comprises a multiple-draw term loan of which $87.3 million is available as required for the development of the Mesquite Mine; the remainder is available for up to 12 months after completion for corporate purposes.  The facility is secured by all of the assets of WMMI and a pledge of the shares of WMMI owned by the Company. In addition, until completion, the facility is guaranteed by the Company.

Interest on the term loan is charged at U.S. LIBOR plus 2.2% prior to completion and U.S. LIBOR plus 1.75% after completion.  Completion occurs upon the satisfaction of certain technical and financial criteria as defined in the credit agreement. As at June 30, 2008, WMMI had drawn $86.3 million under the facility at a rate of approximately 5.5%.  As at December 31, 2007, WMMI had drawn $76.5 million under the facility and incurred interest at a rate of approximately 7.25%. Repayment of the project facility will be on a semi-annual basis, commencing December 31, 2008 through December 31, 2014 according to an agreed schedule of percentages of the loan outstanding on the final day of the availability period. On the basis of the loan outstanding at June 30, 2008, the initial repayment on December 31, 2008 would be $9.9 million or 11.5% of the loan, and the second repayment on June 30, 2009 would be $5.2 million or 6% of the loan, which amounts have been recorded as a current liability.  In addition to the scheduled repayments, mandatory prepayments are required semi-annually based on excess cash flow from the Mesquite Mine.

14. RECLAMATION AND REMEDIATION LIABILITIES

Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities. The Company’s provision for reclamation and remediation liabilities is based on known requirements. It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments. The Company’s estimate of the net present value of these obligations for the Mesquite mine is based upon existing reclamation standards as at June 30, 2008 and is in conformity with SFAS No. 143. The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

In May 2007, the Company announced an increase in its mineral reserves which is reflected in an increase of $0.1 million in the provision for reclamation and remediation as at December 31, 2007.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the six month period ended June 30, 2008 and the year ended December 31, 2007:

	June 30, 2008	December 31, 2007
Opening Balance	$5,061	$4,805
Accretion	174	337
Reclamation costs incurred	-	(148)
Increase (reduction) in the present value of obligations	-	67
Ending Balance	$5,235	$5,061

The estimated amount payable within the next 12 months included in the above balance as at June 30, 2008 is $0.2 million (2007 - $0.1 million).

15. COMMON SHARES

Reclassification of Additional Paid In Capital

Following the Reorganization, the Company’s authorized share capital, as an Ontario corporation, comprises solely an unlimited number of common shares of no par value. Prior to the Reorganization, the Company’s authorized common stock, as an Idaho corporation, was 500 million common shares of $0.01 par value. The impact of the conversion from shares of $0.01 stated value to shares of no par value has been reflected in the financial statements on a retroactive basis. Accordingly, amounts recorded as credits in the Additional Paid-In Capital component of Stockholders’ Equity as at June 29, 2007 and December 31, 2006 have been reclassified as Common Stock.

Public Offerings of Common Shares

In January 2007, the Company issued 33,330,000 common shares at a price of $1.91 per share (Cdn. $2.25 per share) under a prospectus supplement to the Company’s shelf prospectus dated October 27, 2006. Net proceeds to the Company, after expenses of $4.5 million, were $59.2 million.

In October 2007, the Company issued 11,316,000 common shares at a price of $3.13 per share (Cdn.$3.05 per share) under a Short Form Prospectus dated October 2, 2007. Net proceeds to the Company, after expenses of $2.0 million, were $33.4 million.

Other Issuances of Common Shares

During the six month period ended June 30, 2008, 932,233 options were exercised for cash consideration of $0.7 million.

During the six month period ended June 30, 2008, 750,000 shares of common stock were issued for cash consideration of $0.3 million upon the exercise of 750,000 warrants to purchase common shares.

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

During the six month period ended June 30, 2008, 932,233 options were exercised for cash proceeds of $0.7 million and 36,666 options were forfeited.

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

December 31, 2007
Weighted-average risk-free rate of return (%)	3.9% - 5.0%
Dividend yield	- %
Expected life in years	4 and 7
Volatility	91% - 98%

The following is a summary of stock option activity for the six month period ended June 30, 2008 and the year ended December 31, 2007:

		Weighted Average
	Shares	Exercise Price	Fair Value
Balance January 1, 2007(1)	13,661,250	$0.61
Granted	1,400,000	2.60
Exercised / Expired	(1,759,632)	0.65
Outstanding December 31, 2007	13,301,618	0.82
Exercisable at December 31, 2007	9,403,291	$0.72

Fair value of options as at December 31, 2007			$0.55

Balance January 1, 2008	13,301,618	$0.82
Granted	-	-
Exercised	(932,233)	0.72
Cancelled/forfeited	(36,666)	1.96
Outstanding June 30, 2008(1)	12,332,718	0.81
Exercisable at June 30, 2008	11,512,720	$0.68

Fair value of options as at June 30, 2008			$0.56

(1) Includes options granted under predecessor plan

The following table summarizes information about the stock options outstanding at June 30, 2008:

Awards Outstanding by Range
Exercise Price $		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price $	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.01	0.50	7,784,117	4.48	0.34	7,784,117	4.48	0.34
0.51	1.00	2,420,000	3.85	0.88	2,420,000	3.85	0.88
1.01	1.50	—	—	—	—	—	—
1.51	2.00	508,601	5.76	1.96	326,935	5.76	1.96
2.01	2.50	925,000	5.09	2.18	750,001	5.06	2.15
2.51	3.00	395,000	6.09	2.74	131,667	6.09	2.74
3.01	3.50	—	—	—	—	—	—
3.51	4.00	300,000	6.64	3.66	100,000	6.44	3.66
		12,332,718	4.55	0.81	11,512,720	4.46	0. 68

Warrants

The following is a summary of warrant activity for the six months ended June 30, 2008 and the year ended December 31, 2007:

	Six months ended June 30, 2008	Year ended December 31, 2007
Balance, start of period	6,806,180	17,054,232
Issued	-	-
Expired	-	-
Exercised	(750,000)	(10,248,052)
Balance, end of period	6,056,180	6,806,180

Warrants outstanding to acquire common shares of the Company at June 30, 2008 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
6,056,180	0.76	Note (1)

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

The following table sets out the Company’s financial assets and liabilities at June 30, 2008 at fair value by level within the fair value hierarchy. As required by FAS 157, liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2008
	Total	Level 1	Level 2
Assets
Cash and cash equivalents and restricted cash	$34,050	$34,050	$-
Liabilities
Bank debt	$86,339	$86,339	$-
Derivative instruments – forward gold sales	91,721	-	91,721

The Company’s cash and restricted cash is represented by account balances and short dated deposits with major Canadian and U.S. banks. Canadian account balances and deposits are converted to U.S. dollars at the closing exchange rate on March 31, 2008 and accordingly are classified within Level 1 of the fair value hierarchy.

The Company’s bank debt represents the current and long-term portions of advances under the Company’s term-loan facility. This indebtedness is a financial liability and as such its fair value equals its historic cost. Accordingly it is classified within Level 1 of the fair value hierarchy.

The Company’s forward gold sales contracts are valued using pricing models which require a variety of inputs, including contractual terms and yield curves, and correlation of such inputs. The Company utilizes the market approach to measurement of fair value for these derivative instruments. This approach uses prices and other relevant information generated by market transactions involving comparable liabilities. Such derivative contracts trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

 18.    RELATED PARTY TRANSACTIONS

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (“Silver Bear”) under which half of certain of Silver Bear’s office overhead costs is charged to the Company. The Company is related to Silver Bear because certain senior executives and a director of Silver Bear also serve as senior executives and as a director of the Company. During the three months and six months ended June 30, 2008 overhead costs of $0.1 million and $0.1 million, respectively, were charged to the Company under this agreement (2007 - $0.1 million and $0.1 million). At June 30, 2008 and December 31, 2007, $18,204 and $31,150, respectively, was payable to Silver Bear. The Company anticipates renewing an agreement in August 2008 with the result that the Company will pay for costs, including office rental, in the first instance and will then invoice Silver Bear for its share.

19.    COMMITMENTS AND CONTINGENCIES

Mining Industry

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Contract with the County Sanitation District of Los Angeles

During its ownership of the Mesquite Mine, Hanson Natural Resource Company, a prior operator of the mine, entered into an agreement with the County Sanitation District of Los Angeles County, which then developed and permitted a plan to create a 100 year landfill at the Mesquite Mine.

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

Mesquite Expansion

The Company is in the final stages of completion of the mine expansion program at Mesquite. As at June 30, 2008, planned and committed capital spending on the program is approximately $3.0 million. In addition, the Company has committed capital spending of $3.4 million for an additional loading unit.

Lease Agreement

The Company has entered into a lease for head office premises for the ten year period commencing June 1, 2008. Estimated rental and operating costs over the first year of the lease are approximately $530,000 and over the ten year term are approximately $5.4 million. The Company anticipates that Silver Bear will initially share 50% of these costs (see Note 18).

Congrove Construction Matter

The Company, through its subsidiary, Western Mesquite Mines Inc. (“WMMI”), entered into a Management Representative Agreement dated August 7, 2007 (the “Agreement”) with Congrove Construction (“Congrove”) of Yuma, Arizona, in respect of certain construction activities associated with the Mesquite expansion project. WMMI terminated the Agreement on the grounds of bad faith demonstrated by Congrove in the carrying out of its contractual duties. On July 3, 2008, legal counsel acting for Congrove filed a complaint and demand for jury trial with the United States District Court, Southern District of California, asserting that WMMI materially breached the Agreement by failing to provide complete plans in a timely manner, by wrongfully terminating Congrove’s services on the construction project, and by failing to pay monies owing to Congrove under the Agreement. Congrove is seeking relief in the amount of $0.6 million plus interest thereon. WMMI has not yet been served with the complaint.

The Company does not believe these claims have merit and intends to vigorously defend against such claims.

20. SUBSEQUENT EVENTS

Effective July 31, 2008, the Company settled in respect of the first delivery of 5,500 ounces of gold under its hedging contracts (see Note 12).

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Western Goldfields Inc. and its subsidiaries and including its predecessor, Western Goldfields, Inc. (collectively “Western Goldfields” or the “Company”). This item should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended June 30, 2008 and the notes thereto. The information is presented as of August 6, 2008. All amounts in this discussion are expressed in U.S. dollars, unless otherwise specified.

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

Overview

We are an independent precious metals production and exploration company with operations focused in North America. Our principal asset is the Mesquite Mine (“Mesquite” or “the Mine”) which we acquired from Newmont Mining Corporation (“Newmont”) in November 2003. Until late 2007 Mesquite provided us with residual gold production from ore that was placed on the heap leach pads by Newmont and previous owners of the property. We completed a positive feasibility study in August 2006. Subsequent equity and debt financings have enabled us to undertake a capital expansion program and resume mining operations at Mesquite. We started to place new ore on the new heap leach pad during the second half of 2007 and this started to be reflected in our gold production and inventories by late 2007. We attained “steady state” production from the new leach pad during the second quarter of 2008 (“Q2/08”). We are fully permitted and fully funded and we expect gold production of 135,000 – 145,000 ounces of gold in 2008. Western Goldfields Inc. is listed on the Toronto Stock Exchange and trades under the symbol WGI, and is listed on the American Stock Exchange under the symbol WGW.

Overall Performance

Our first gold pour from new production occurred on January 15, 2008. Our primary goals during the first half of 2008 were to meet the mining productivity objectives of our mine plan and to achieve “steady state” production from the new ore being placed on the leach pad that we have constructed over the past year. Although tonnage of ore mined and ounces of gold placed on the leach pad during the first quarter of 2008 (“Q1/08”) was in line with our projections, gold sales were lower than projected. The start up of leach pad operations involves numerous assumptions that can only be validated over time, and the initial recovery curve was several weeks slower than expected because of gold being tied up in solution inside the heap. By late May solution flow to the leach pad had been significantly increased as our new process equipment came on stream, the leach pad had become saturated, steady state pregnant solution flow had been achieved, and production rates had stabilized. Production for Q2/08 of 28,524 ounces was at the high end of our forecast range of between 20,000 and 30,000 ounces. Production benefited from the commencement of mining ore in the Rainbow 1 pit which produced higher grade material than previously obtained from the Big Chief pit. The selling price for gold in world markets continues to be strong and more than offsets the escalation in production costs, notably for fuel and haul truck tires.

Term Loan Facility and Related Hedging

Our wholly-owned subsidiary, Western Mesquite Mines, Inc., has a term loan facility with a syndicate of banks for $105.0 million. The facility comprises multiple-draw loans maturing December 31, 2014, of which $87.3 million is available for the development of the Mesquite Mine, and the remainder is available for up to 12 months after completion for other corporate purposes. Achieving completion will require the satisfaction of financial, production and technical criteria and is expected to occur in late 2008. Repayment of the facility will be on a semi-annual basis commencing December 31, 2008, with mandatory prepayments being made from excess cash flow. Interest on each advance is charged at U.S. LIBOR plus 2.2% up to completion and at U.S. LIBOR plus 1.75% after completion.

As at June 30, 2008 we had drawn approximately $86.3 million. Based on our current plans, we do not anticipate making further draws.

In connection with the term loan facility which required us to sell certain quantities of gold forward, on June 7, 2007 we executed flat forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. The Hedging Contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce on average between 160,000 and 170,000 ounces annually during the term of the Hedging Contracts, of which 66,000 annually will be covered by the Hedging Contracts, leaving approximately 100,000 ounces leveraged to the price of gold. Since we have not designated these forward sales contracts as cash flow hedges, they are being marked-to-market at the end of each quarterly period for financial reporting purposes. We have recorded an unrealized pre-tax loss of $8.7 million and $32.8 million for the three and six month periods ended June 30, 2008, respectively, and $58.9 million for the year ended December 31, 2007. The cumulative unrealized pre-tax loss of $91.7 million has been disclosed as a liability as at June 30, 2008. The first delivery of 5,500 ounces occurred on July 31, 2008.

Capital Program - Construction Activity

During the first half of 2008, the remaining aspects of our capital program, launched in late 2006, were substantially completed. The expanded leach pad became fully operational in Q1/08 and the retrofit of the process plant was completed. During Q2/08, new carbon columns for the processing circuit were brought on stream and construction of the new truck repair shop, warehouse and mine administrative office was substantially completed. Our latest forecast for spending on the expansion capital program is $109.9 million, of which $95.4 million was incurred in 2006 and 2007 and $14.5 million will be incurred in 2008. Spending on the expansion program in 2008 YTD was $11.6 million. In addition, a purchase order for $3.4 million was placed for an extra front-end loader to be delivered during the third quarter of 2008. This third loader will provide flexibility in haul truck loading so that mine production is maintained at the required level.

Selected Financial Information (all tabular information in $000s unless otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities	(2,817)	(11,917)	(13,539)	(13,943)
Cash flows for investing activities	(5,920)	(27,752)	(14,669)	(33,467)
Cash flows from financing activities	2,457	1,272	10,887	60,658

	June 30, 2008	December 31, 2007
Cash and cash equivalents	26,549	43,870
Restricted cash	7,500	7,500
Working capital	34,671	46,914
Property, plant and equipment, net of depreciation	98,454	77,951
Construction in progress	10,246	21,864
Shareholders’ equity	43,275	65,290

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues from gold sales	20,347	1,546	29,602	2,779

Gross profit (loss)	5,594	(2,356)	3,404	(3,752)
Mark-to-market on forward sales	(8,708)	759	(32,820)	759
Net loss	(4,059)	(4,007)	(23,683)	(6,641)
Net loss to common shareholders	(4,059)	(4,010)	(23,683)	(6,649)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.17)	$(0.06)

Gold ounces produced	28,524	2,304	37,590	4,240
Gold ounces sold	22,760	2,350	32,720	4,225
Average price received per ounce	$894	$658	$905	$658
Cost of sales per ounce(i)	$548	$1,500	$667	$1,368

(i)	Cost of sales per ounce is defined as cost of sales per the Company’s financial statements divided by the number of ounces sold.

Consolidated Financial Results / Overall Performance

The Company’s net loss to common shareholders for the six months ended June 30, 2008 (“2008 YTD”) was $23.7 million, or $0.17 per share, compared with $6.6 million, or $0.06 per share, for the six months period ended June 30, 2007 (“2007 YTD”).

The net loss for 2008 YTD includes $32.8 million non-cash, pre-tax expense arising from the mark-to-market of contracts for the forward sale of gold which were taken out as a requirement of our term loan facility. These contracts are in respect of 429,000 ounces of gold at a forward price of $801 per ounce spread evenly over the period of 78 months (5,500 ounces per month) commencing July 2008. The loss reflects the fact that the spot price for gold increased from $836 to $930 during the period and the upward movement in long term interest rates. These higher interest rates translate into an increase in the discount rate applied in the valuation of these contracts and hence a greater mark-to-market adjustment.

Results for 2008 YTD reflect our first two quarters with Mesquite as a producing mine, and as such are not comparable with results for 2007 YTD when Mesquite was a residual leaching operation based on ore production several years previously. Revenues for 2008 YTD are up by $26.8 million over the previous year. Of this total, $18.7 million relates to increased gold ounces sold. Although ounces sold increased from 4,225 in 2007 YTD to 32,720 in 2008 YTD, sales in the early months of 2008 were at the low end of the range that we had initially forecast. There are numerous variables and unknowns in commissioning a new leach pad operation. It took us several weeks longer than anticipated to reach “steady state” solution flow and planned performance. $8.1 million of the revenue increase relates to the increase in the average selling price from $658 to $905 per ounce. Cost of sales per ounce for 2008 YTD, based on mine cost of sales less non-cash depreciation, amortization and depletion, was $667, as compared with $1,368 per ounce in 2007 YTD. Unit costs for 2008 YTD are still running higher than the projected estimate for full year 2008 of $470 - $490 per ounce, mainly due to higher fuel prices which have increased from a projection of $3.55 per gallon to an average of $3.99 per gallon in Q2/08. Higher fuel costs are also being reflected in the cost of other items with a high energy content, such as explosives and chemicals. Tire costs continue to run higher than originally forecast. In common with many mining companies, we are adversely effected by a world-wide shortage of radial-ply truck tires. We have mitigated the impact of this shortage by sourcing improved quality bias-ply tires, but nevertheless usage is up and haul trucks are operating at less than planned speed. To compensate for this, during March 2008 we hired an additional crew and mining operations were carried out on a 24 / 7 basis during Q2/08.

Other operating expenses for 2008 YTD were $3.8 million compared with $4.5 million in 2007 YTD. General and administrative expenses of $2.3 million were slightly higher than the previous year, but several cost elements have changed. Non-cash stock based compensation for 2008 YTD of $0.7 million was significantly lower than the $1.3 million expense the previous year. The higher expense in 2007 primarily reflects grants of options to our new management team in early 2006. Exploration expense in 2008 YTD of $0.8 million relates to a drilling program to explore for oxide resources to the south of the Brownie Hill area at Mesquite.

Other income (expense) for 2008 YTD was $(35.2) million compared with $1.7 million in 2007 YTD. The major negative factor was the non-cash expense relating to the mark-to-market of our gold forward sales contracts. The spot price of gold at the time the hedging contracts were entered into was $660-675 per ounce as compared with a price of $930 at June 30, 2008 and $836 at December 31, 2007. We have recorded an unrealized loss of $32.8 million for the six month period ended June 30, 2008 and $58.9 million for the year ended December 31, 2007. The cumulative unrealized pre-tax loss of $91.7 million has been disclosed as a liability at June 30, 2008.

Other income (expense) for 2008 YTD also included $0.7 million of interest income as compared with $1.0 million in 2007 YTD, reflecting the higher cash balances in 2007 immediately after the January 2007 equity issue, which generated cash of $59.2 million. Interest expense and commitment fees for 2008 YTD was $2.0 million reflecting advances under the term loan facility in the range of $76.5 - $86.3 million. The loss on foreign currency exchange of $0.8 million for 2008 YTD relates to our holding significant cash balances in Canadian dollars during periods when that currency generally weakened in relation to the U.S. dollar.

Prior to 2007, we did not recognize the recoverability of any part of our deferred tax assets, including operating losses carried forward. At year-end 2007, we determined that it was more likely than not that we would realize the benefit of a substantial amount of the deferred tax asset that we have accumulated. Accordingly, at December 31, 2007 we recorded a tax recovery of $37.1 million, principally arising from net operating loss carry forwards for income tax purposes and timing differences arising from the recording of the accounting loss in respect of the mark-to-market of gold forward sales contracts. For 2008 YTD we have recorded an additional $11.9 million of deferred taxes.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gold sales revenue	20,347	1,546	29,602	2,779
Average price realized per ounce	$894	$658	$905	$658
Increase (Decrease) in revenues	18,801	(558)	26,823	(2,100)
Change in revenues attributable to ounces sold	13,428	(639)	18,744	(2,417)
Change attributable to average selling price	5,373	81	8,079	317

Revenues from gold sales for Q2/08 and for the six months to June 30, 2008 increased by $18.8 million and $26.8 million, respectively, compared to the same periods in 2007, reflecting attainment of steady state production from the new leach pad during Q2/08 and higher average selling prices.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of goods sold	14,753	3,902	26,198	6,531
Increase (Decrease)	10,851	1,229	19,667	823
Gross profit %	38%	n/a	13%	n/a

Cost of goods sold for Q2/08 and for the six months to June 30, 2008 increased by $10.9 million and $19.7 million, respectively, compared to the same period in 2007. Prior to Q2/08, cost of goods sold exceeded revenues. Gross profit for Q2/08 was 38%, reflecting the ramp up of mining production, the attainment of steady state ounce flow from the leach pad and progress towards a normal cost structure for ongoing operations. Gross profit for the six months to June 30, 2008 was 13%, reflecting the higher cost structure of Q1/08 when the new leach pad was in start-up mode and when a relatively high volume of waste material was moved to access the ore body. The higher costs in 2008 as compared with 2007 also reflect increases in several cost inputs, notably fuel, tires, blasting and mining fleet maintenance. Mine site administration costs have also increased as we now have a full management team in place. Costs also reflect substantially higher amortization charges for the new plant and equipment that was placed in service during 2007.

A comparison of the major components of cost of goods sold is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Mine operating costs	10,824	2,777	18,980	4,550
Mine site administration	1,285	682	2,205	1,113
Amortization and accretion	2,290	377	4,384	752
Royalties	340	59	605	104

Other operating expenses for Q2/08 are $2.1 million, compared with $2.7 million in Q2/07. Although general and administrative expenses overall are slightly higher at $1.2 million, the components are different; business development costs are higher reflecting our examination of investment opportunities, and audit fees are also higher, reflecting our engagement in late 2007 of a major international accounting firm as auditors. These increases were offset by lower legal fees, which were relatively high in Q2/07 as a result of the reorganization activities at that time. Stock based compensation in Q2/08 is $0.5 million lower than the prior year primarily because of higher initial amortization relating to options awarded to the new management team in 2006. Other operating expenses for the six months to June 30, 2008 are $3.8 million, compared with $4.5 million for the same period in 2007. General and administrative costs are slightly higher, reflecting increased business development activity and audit fees and lower legal fees. In addition, salaries, travel and recruiting costs are higher than in the previous year. Stock based compensation is $0.6 million lower than the previous year because of the higher initial amortization of options awarded to the new management team.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
General and administrative	1,197	1,138	2,308	2,222
Stock based compensation	289	820	658	1,289
Exploration - Mesquite	591	749	814	1,032

Other expense for Q2/08 was $9.6 million compared with income of $1.1 million the previous year. The major contributor to this cost increase was the $8.7 million charge in respect of the unrealized mark-to-market loss on our gold forward sales contracts. The loss reflects the fact that, although the spot price of gold was little changed during Q2/08, long term interest rates increased during the period. These higher interest rates translate into an increase in the discount rate applied in the valuation of the contracts and hence a greater mark-to-market adjustment. Interest income for Q2/08 was $0.3 million compared with $0.5 million the previous year. Cash balances were still relatively high in Q2/07 after the equity issue in January of that year. Interest expense and commitment fees of $1.3 million in Q2/08 reflects term loan advances in the range of $84.3 - $86.3 million during the quarter. In addition, in Q2/08 we recorded a foreign exchange gain of $0.2 million as a result of our holding net Canadian dollar cash balances at a time when that currency was generally strengthening in relation to the U.S. dollar.

Other expense for the six months to June 30, 2008 was $35.2 million compared with income of $1.7 million the previous year. The unrealized mark-to-market loss on our gold forward sales contracts during the period was $32.8 million. The loss reflects the fact that the spot price for gold increased from $836 to $930 during the period and the upward movement in the long term interest rates. These higher interest rates translate into an increase in the discount rate applied in the valuation of these contracts and hence a greater mark-to-market adjustment. Interest income for the six months to June 30, 2008 was $0.7 million compared with $1.0 million the previous year. Cash balances were relatively high during 2007 after the equity issue in January of that year in advance of the expansion project. Interest expense and commitment fees of $2.0 million during the six months to June 30, 2008 reflects term loan advances in the range of $76.5 - $86.3 million during the period. In addition, for the six months to June 30, 2008 we recorded a foreign exchange loss of $0.8 million as a result of our holding net Canadian dollar cash balances when that currency was weakening in relation to the U.S. dollar.

    A comparison of the major items included in other income (expense) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income	289	525	673	1,042
Interest expense and commitment fees	(1,320)	(242)	(2,019)	(242)
Amortization of deferred debt issuance costs	(115)	(110)	(231)	(110)
Gain (loss) on mark-to-market of gold hedging contracts	(8,708)	759	(32,820)	759
Gain (loss) on foreign exchange	250	124	(770)	205

Results of Operations

Six Months Ended June 30, 2008 (”2008 YTD) compared to Six Months Ended 30, 2007 (“2007 YTD)”.

Gold production for 2008 YTD was 37,590 ounces compared with 4,240 ounces for 2007 YTD. During 2007, production at Mesquite derived from residual gold contained in ore placed on the leach pads several years previously. Mining of new ore at Mesquite started in July 2007 and the first pour of gold from new ore occurred in January 2008. Ore production has been building up steadily since that time but production is still constrained by the fact that haul truck speeds are restricted by the type of tires currently available in the market place. Approximately 22.9 million tons of waste and 3.3 million tons of ore were mined in 2008 YTD at an average grade of 0.029 ounces per ton. The low production in Q1/07 reflects the almost total depletion of the recoverable gold ounces from ore placed on the leach pads prior to our acquisition of Mesquite. Gold sales for 2008 YTD were 32,720 ounces at an average selling price of $905 for revenues of $29.6 million compared with 4,225 ounces at an average selling price of $658 for revenues of $2.8 million for 2007 YTD. In both periods, all sales were made on a spot basis.

Mine operating costs were $19.0 million in 2008 YTD , compared to $4.6 million in 2007 YTD. 2008 costs represent the first two quarters of full mining operations; operating labour, contracted services and fuel and tire costs are the largest cost items. Mine site administration costs for 2008 YTD were $2.2 million compared with $1.1 million in 2007 YTD, reflecting the increase in staff and associated costs to support the capital program and full mining operations. Depreciation, amortization and accretion expense for 2008 YTD was $4.4 million compared with $0.8 million in 2007 YTD, reflecting mining fleet additions from May 2007 onwards and the new leach pad addition in 2008.

During 2008 YTD we have increased our gold inventory under leach and in process from 13,166 ounces to 49,769 ounces. Inventoried costs associated with this build up were $13.2 million compared with $nil million in 2007 YTD. For much of 2008 YTD the new leach pad was in start up mode. We attained the steady state of solution flow and gold production rates that we are planning on in late May 2008. As a result, unit production costs are still high and are not yet representative of anticipated future costs. Inventories are valued at the lower of cost or net realizable value (“NRV”); cost basis applied at June 30, 2008. In 2007, no value was attributed to gold ounces in the leach pad.

The foregoing factors resulted in a gross profit of $3.4 million for 2008 YTD compared with a gross loss of $3.8 million in 2007 YTD.

General and administrative expense of $2.3 million for 2008 YTD was little changed from 2007 expense. Listing expenses and legal fees were substantially higher in 2007 as a result of corporate financing and reorganization activities. These reductions were offset by higher audit and taxation fees, reflecting our engagement of a major accounting firm and the increasing complexity of our activities, and corporate development spending as we explore investment opportunities.

Stock based compensation represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The lower cost in 2008 YTD reflects the fact that options granted to the new management team in 2006 are now fully expensed. Exploration activities at Mesquite during 2008 YTD totaled $0.8 million and relate primarily to a drilling program to explore for oxide resources south of the Brownie Hill area at Mesquite. Costs of $0.6 million in 2007 relate to a similar drilling program. The 2007 program resulted in an increase in proven and probable reserves of reserves and resources of 0.4 million ounces and an increase in the mine life of approximately 2 years.

Other expense for 2008 YTD was $35.2 million compared to $1.7 million in 2007 YTD. The increase primarily reflects the $32.8 million charge in respect of the unrealized mark-to-market loss on our gold forward sales contracts, as a result of the spot price of gold during the period and the upward movement in long term interest rates. In 2007 we recorded a gain of $0.8 million, reflecting a decrease in the spot price between early June 2008, when the contracts were entered into, and June 30, 2007. Interest income for 2008 YTD was $0.7 million compared with $1.0 million the previous year. Cash balances were relatively high during 2007 YTD after the equity issue in January of that year and pending outlays on the expansion program. Interest expense of $2.0 million in 2008 YTD reflects the term loan advances in the range of $76.5 - $86.3 million during the period. There were no loans outstanding during Q1/07. In addition, in 2008 YTD we recorded a foreign exchange loss of $0.8 million relating to our holding Canadian dollar bank deposits at a time when that currency was strengthening in relation to the U.S. dollar.

At year-end 2007, we determined that it was more likely than not that we would realize the benefit of a substantial amount of the deferred tax asset that we have accumulated. Accordingly, at December 31, 2007 we recorded a tax recovery of $37.1 million, principally arising from net operating loss carry forwards for income tax purposes and timing differences arising from the recording of the accounting loss in respect of the mark-to-market of gold forward sales contracts. For 2008 YTD we have recorded an additional $11.9 million of deferred tax recovery.

The above were the major factors in our reporting a net loss to common shareholders for 2008 YTD of $23.7 million or $0.17 per share, compared with a net loss of $6.6 million or $0.06 per share in 2007 YTD.

Three Months Ended June 30, 2008 (“Q2/08”) compared to Three Months Ended June 30, 2007 (“Q2/07)”.

Gold production for Q2/08 was 28,524 ounces compared with 2,304 ounces in Q2/07. Ore production continues to build, but is still constrained by the fact that haul truck speeds are restricted by the type of tires currently available in the market place. Approximately 11.8 million tons of waste and 2.0 million tons of ore were mined in Q2/08 at an average grade of 0.036 ounces per ton. The relatively high grade during the quarter relates to the shift of mining activities to the Rainbow 1 pit from the Big Chief pit as called for in our mine plan. Gold sales for Q2/08 were 22,760 ounces at an average selling price of $894 for revenues of $20.3 million compared with 2,350 ounces at an average selling price of $658 for revenues of $1.5 million for Q2/07.

Mine operating costs, after adjustment for inventory changes, were $10.8 million in Q2/08, compared to $2.8 million in Q2/07. The mining cost component continues to be adversely affected by escalating fuel costs and by our inability to operate the mining fleet at rated speeds because of the type of tires being used. To compensate for this, mining operations were carried out on a 24/7 basis throughout the quarter. We are focused on increasing fleet availability and continuous improvement of mining productivity. Mine processing costs in the quarter started to reflect the benefits of the new carbon columns that come on stream during April. We expect further processing cost reductions from increased solution pumping capacity that was installed during the quarter. Mine site administration costs for Q2/08 were $1.3 million compared with $0.7 million in Q2/07, reflecting the increase in staff and associated costs to support the capital program and full mining operations. Depreciation, amortization and accretion expense for Q2/08 was $2.3 million compared with $0.4 million in Q2/07, reflecting the substantial completion of the expansion program.

During Q2/08 we have increased our gold inventory under leach and in process from 19,654 ounces to 49,769 ounces. Inventoried costs associated with this build up were $7.4 million compared with $5.8 million in Q1/08 and $0.1 in Q2/07. We attained the steady state of solution flow and gold production rates that we have been planning on in late May 2008 and the continuing build up of leach pad gold ounces is in line with our projections based on leach curve modeling. Inventories are valued at the lower of cost or net realizable value (“NRV”); cost basis applied at June 30, 2008. In 2007, no value was attributed to gold ounces in the leach pads.

The foregoing factors resulted in a gross profit of $5.6 million for Q2/08 compared with a gross loss of $2.4 million in Q2/07.

General and administrative expense of $1.2 million for Q2/08 was little changed from 2007 expense. Legal fees were substantially higher in 2007 as a result of the activities leading up the reorganization in late June 2007. This reduction were offset by higher audit and taxation fees, reflecting our engagement of a major accounting firm and the increasing complexity of our activities, and corporate development spending as we explore investment opportunities.

Stock compensation expense for Q2/08 was $0.3 million compared with $0.8 million in Q2/07. The lower cost in Q2/08 reflects the fact that cost amortization relating to the grant of options to the new management team in 2006 is substantially complete.

Exploration activities at Mesquite during Q2/08 were $0.6 million and relate primarily to a drilling program to explore for oxide resources south of the Brownie Hill area at Mesquite. Costs of $0.7 million in Q1/07 relate to a similar drilling program.

Other expense for Q2/08 was $9.6 million compared to income of $1.1 million in Q2/07. The increase primarily reflects the $8.7 million charge in respect of the unrealized mark-to-market loss on our gold forward sales contracts. Although the spot price of gold was little changed during Q2/08, long term interest rates increased during the period. These higher interest rates translate into an increase in the discount rate applied in the valuation of these contracts and hence a greater mark-to-market adjustment.

Interest income for Q2/08 was $0.3 million compared with $0.5 million the previous year. Cash balances were relatively high in early 2007 after the equity issue in January of that year and pending outlays on the capital program. Interest expense and commitment fees of $1.3 million in Q2/08 reflects term loan advances in the range of $84.3 - $86.3 million during the quarter. Expense of $0.2 million in 2007 YTD represents commitment fees in advance of initial draws under the credit facility. There were no loans outstanding during Q2/07. In addition, in Q2/08 we recorded a foreign exchange gain of $0.3 million relating to our holding Canadian dollar bank deposits at a time when that currency was generally strengthening in relation to the U.S. dollar.

During Q2/08 we recorded a tax recovery of $2.0 million, principally arising from the operating timing differences arising from the recording of the accounting loss in respect of the mark-to-market of gold forward sales contracts and differences between accounting and tax depreciation charges. For Q1/08 we recorded $9.8 million of deferred tax recovery.

The above were the major factors in our reporting a net loss to common shareholders for Q2/08 of $4.1 million or $0.03 per share, compared with a net loss of $4.0 million or $0.04 per share in Q2/07.

Liquidity and Capital Resources

The financing activities in 2007 enabled the Company to fund the completion of the expansion program at Mesquite and the inventory build associated with the ramp up of production until we achieved the generation of free cash flow during Q2/08. We started 2008 with available cash balances of $43.9 million, restricted cash of $7.5 million, and working capital of $46.2 million. In addition, we had unutilized credit facilities of $28.6 million of which $10.9 million was available for the Mesquite Expansion project and $17.7 million was available for general corporate purposes.

During 2008 YTD we drew down a further $9.9 million under the term loan facility and we raised $1.0 million through the exercise of warrants and stock options.

Cash required for operating activities in 2008 YTD was $13.5 million compared with $13.9 million (including $7.5 million transferred to restricted cash under the terms of the credit facility) in 2007 YTD. The net loss for 2008 YTD was $23.7 million, including the non-cash impact of the $32.8 million mark-to-market loss on forward sales contracts and the non-cash recovery of deferred income taxes of $11.9 million. Other non-cash expense items were: depreciation and accretion expense of $3.2 million, amortization of deferred debt issuance costs of $0.2 million, and stock-based compensation of $0.7 million. Changes in the composition of non-cash working capital items during 2008 YTD required $14.8 million. The largest single item in this requirement was the increase in inventories of $12.7 million, reflecting an increase of approximately 36,603 ounces in recoverable gold on the leach pads and in process during the period. A reduction in accrued payroll of $1.6 million was also a contributing factor.

 Cash required for investing activities in 2008 YTD was $14.7 million compared with $33.5 million in 2007 YTD. The spending in 2008 was on several process related projects forming part of the Mesquite expansion program, notably the new leach pad, new carbon columns and the retrofit of the process plant.

The foregoing factors resulted in a decrease in our cash position of $17.3 million in 2008 YTD.

At June 30, 2008, we had available cash balances of $26.5 million, restricted cash of $7.5 million, and working capital of $34.7 million. In addition, we had unutilized credit facilities of $18.7 million of which $1.0 million was available for the Mesquite Expansion project and $17.7 million was available for general corporate purposes. At present we do not anticipate making further draws under the credit facility. We expect to spend an additional $3.0 million in completing the expansion related projects during the third fiscal quarter of 2008. In addition, we have placed an order for an additional loader to be delivered during the third quarter of 2008, at a cost of $3.4 million.

With these moderate capital expenditures, and having reached steady state production in Q2/08, we expect consistent generation of operating cash flows in coming quarters.

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

Contractual Obligations

The following table presents the contractual obligations outstanding as at June 30, 2008:

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Mesquite expansion project and sustaining capital	$6,405	$6,405	$—	$—	$—
Reclamation and remediation obligations (1)	11,888	206	529	85	11,068
Share of office lease	2,682	249	536	532	1,365
Total	$20,975	$6,860	$1,065	$617	$12,433

(1) In current dollars (undiscounted).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at June 30, 2008 and December 31, 2007 or at the date of this report.

Outlook – balance of 2008

The Mesquite Mine is expected to produce between 55,000 to 60,000 ounces of gold during the third quarter of 2008 as higher-grade ore from the Rainbow Pit is placed on the leach pad.  Cost of sales(1) is forecast at approximately $400 per ounce of gold. Gold production for 2008 is projected to be 135,000-145,000 ounces of gold at an average cost of sales(1) of between $470-$490 per ounce of gold.

Now that Mesquite is performing on plan, the Company continues to focus on adding value by pursuing the following opportunities:

1)	Sulfide resources: a sulfide gravity scoping study has been initiated to improve recovery rates for the property’s significant sulfide resources.
2)	Continuous Improvement: a continuous improvement program is underway for the mining fleet to further increase productivity. In addition, we are completing a conveyor haulage study.
3)	Increase Mining Rate: Mesquite has applied for a permit to increase its mining rate from 60 million tons per year to 75 million tons per year, with the outcome expected by the end of the year.
4)	Increase annual gold production over the next four to five year period through a revised mining plan that will allow the Company to optimize its cash flow.

The Company is well-positioned to utilize Mesquite’s cash flow as a strategic platform for disciplined growth, through the acquisition of undervalued and overlooked assets in politically stable North America.

(1)	Cost of sales per ounce is defined as cost of sales as per the Company’s financial statements divided by the number of ounces sold.

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

At June 30, 2008, our forward gold sales contracts consisted of a series of contracts to sell 5,500 ounces per month at a price of $801 per ounce over a 78 month period from July 2008 to December 2014. The fair value of the contracts as at June 30, 2008 was $(91.7) million and at December 31, 2007 was $(58.9) million.

We monitor our hedge positions and perform sensitivity analyses on our forward contracts to determine the mark-to-market gain/loss at current gold prices; we estimate that a 10% change in the spot price of gold from the level of $930 per ounce at June 30, 2008 translates into a mark-to-market fluctuation of approximately $25 million.

Gold sales covered by the forward sales contract represent approximately 24% and 47% of our forecast annual shipments for 2008 and 2009 respectively. The balance of our shipments will be sold in the spot market. We estimate that a 10% change in the price of gold from the level of $930 per ounce at June 30, 2008 translates into a $10.0 million increase/decrease in revenues from un-hedged production in 2008 and $6.9 million in 2009.

Fuel costs are a significant cost element costs at Mesquite, currently representing approximately 33% of our mining costs. The market price of diesel and gasoline is unpredictable and can fluctuate significantly. World oil prices are currently at historically high levels and are being reflected in the price we pay for fuel. We estimate that a 10% change in the price of diesel fuel from the level of approximately $4.00 per gallon experienced during Q2/08 translates into a $0.9 million increase/decrease in mining costs.

At June 30, 2008 we had $86.3 million of bank debt outstanding of which an estimated $15.1 million is current. This debt currently bears interest based on short-term U.S. LIBOR rates, generally for one-month periods, plus 2.2%. A 1% fluctuation in interest rates at current levels of indebtedness would translate into a $0.8 million change in reported pre-tax income.

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

Congrove Construction Matter

The Company, through its subsidiary, Western Mesquite Mines Inc. (“WMMI”), entered into a Management Representative Agreement dated August 7, 2007 (the “Agreement”) with Congrove Construction (“Congrove”) of Yuma, Arizona, in respect of certain construction activities associated with the Mesquite expansion project. WMMI terminated the Agreement on the grounds of bad faith demonstrated by Congrove in the carrying out of its contractual duties. On July 3, 2008, legal counsel acting for Congrove filed a complaint and demand for jury trial with the United States District Court, Southern District of California, asserting that WMMI materially breached the Agreement by failing to provide complete plans in a timely manner, by wrongfully terminating Congrove’s services on the construction project, and by failing to pay monies owing to Congrove under the Agreement. Congrove is seeking relief in the amount of $0.6 million plus interest thereon. WMMI has not yet been served with the complaint.

The Company does not believe these claims have merit and intends to vigorously defend against such claims.

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

31.2 Rule 13a - 14(a) Certification of Principal Financial Officer*

32.1 Section 1350 Certification of Principal Executive Officer *

32.2 Section 1350 Certification of Principal Financial Officer *

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2008

WESTERN GOLDFIELDS INC.

	By:	/s/ Raymond Threlkeld
Name: Raymond Threlkeld
Title: President and Chief Executive Officer