Form 10-Q
period 2008-09-30
Western Goldfields Inc.
filed 2008-11-07
CIK 1394186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51076

WESTERN GOLDFIELDS INC.
(Exact Name of Issuer as Specified in Its Charter)

Ontario	98 – 0544546
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Royal Bank Plaza, South Tower, 200 Bay Street, Suite 3120, P.O. Box 167
Toronto, Ontario, Canada M5J 2J4
(Address of Principal Executive Offices)

416 324 6000
(Issuer’s Telephone Number, Including Area Code)

2 Bloor Street West, Suite 2102
Toronto, Ontario, Canada M4W3E2
(Former Address of Principal Executive Offices)

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Shares of no par value – 136,761,919 shares outstanding as of November 4, 2008.

PART 1 – FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included in this Form 10-Q filing, and from time to time may make in our public filings, news releases or other public statements, certain statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events and, by their nature, are inherently uncertain and beyond our control.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our business could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation:

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (Interim)

WESTERN GOLDFIELDS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands U.S. dollars)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,914	$43,870
Restricted cash (Note 4)	7,500	7,500
Receivables	364	298
Inventories (Note 5)	30,305	11,201
Prepaid expenses	1,165	887
Current portion of deferred income tax asset (Note 11)	1,070	755
TOTAL CURRENT ASSETS	78,318	64,511

Plant and equipment, net of
accumulated amortization (Note 6)	106,757	77,951
Construction in process (Note 7)	4,592	21,864
Investments - reclamation and remediation (Note 8)	8,884	8,661
Long-term deposits	362	348
Long-term prepaid expenses (Note 9)	1,427	1,555
Deferred debt issuance costs, net of accumulated amortization (Note 10)	2,881	3,227
Deferred income tax asset (Note 11)	31,285	36,379
TOTAL OTHER ASSETS	156,188	149,984
TOTAL ASSETS	$234,506	$214,495

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,315	$8,781
Current portion of mark-to-market loss on gold hedging contracts (Note 12)	5,674	1,935
Current portion of loan payable (Note 13)	15,109	6,882
TOTAL CURRENT LIABILITIES	29,098	17,598

LONG-TERM LIABILITIES
Mark-to-market loss on gold hedging contracts (Note 12)	54,633	56,966
Loan payable (Note 13)	71,230	69,581
Reclamation and remediation liabilities (Note 14)	5,323	5,061
TOTAL LIABILITIES	160,284	149,206

COMMITMENTS AND CONTINGENCIES (Note 19)	—	—

STOCKHOLDERS' EQUITY
Common stock, of no par value, unlimited shares authorized; 136,761,919 and 135,049,685 shares issued and outstanding, respectively (Note 15)	135,267	133,725
Stock options and warrants (Note 16)	8,109	7,551
Accumulated deficit	(69,154)	(75,987)
TOTAL STOCKHOLDERS' EQUITY	74,222	65,289

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$234,506	$214,495

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands U.S. dollars)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
REVENUES
Revenues from gold sales	$41,353	$1,281	$70,955	$4,060

EXPENSES
Mine operating costs	17,591	6,067	38,800	11,741
Royalties	928	50	1,533	154
Cost of sales (excludes amortization and accretion)	18,519	6,117	40,333	11,895
Amortization and accretion	2,564	1,609	6,948	2,362
	21,083	7,726	47,281	14,257

GROSS PROFIT (LOSS)	20,270	(6,445)	23,674	(10,197)

EXPENSES
General and administrative	1,525	1,620	4,491	5,131
Exploration and business development	121	(273)	936	759
	1,646	1,347	5,427	5,890

OPERATING INCOME (LOSS)	18,624	(7,792)	18,247	(16,087)

OTHER INCOME (EXPENSE)
Interest income	269	341	942	1,383
Interest expense and commitment fees	(1,007)	(606)	(3,026)	(848)
Amortization of deferred debt issuance costs	(115)	(118)	(346)	(227)
Realized and unrealized gain (loss) on mark-to-market of gold forward sales contracts (Note 12)	30,777	(28,331)	(2,043)	(27,573)
Gain on sale of assets	—	43	—	43
Gain (loss) on foreign currency exchange	(826)	89	(1,596)	294
	29,098	(28,582)	(6,069)	(26,928)

INCOME (LOSS) BEFORE INCOME TAXES	47,722	(36,374)	12,178	(43,015)

INCOME TAX EXPENSE	(17,206)	—	(5,345)	—

NET INCOME (LOSS)	30,516	(36,374)	6,833	(43,015)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	—	8	—	—

NET COMPREHENSIVE INCOME (LOSS)	$30,516	$(36,366)	$6,833	$(43,015)
NET INCOME (LOSS) PER SHARE – BASIC	$0.22	$(0.31)	$0.05	$(0.39)
– DILUTED	0.21	(0.31)	0.05	(0.39)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUSTANDING – BASIC	136,739,854	118,281,240	136,272,266	111,628,367
– DILUTED	147,861,514	118,281,240	149,303,191	111,628,367

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands U.S. dollars)
(Nine months ended September 30, 2008 and year ended December 31, 2007)
(Unaudited)

	Common Stock		Stock Options		Accumulated Other
	Number		and	Accumulated	Comprehensive
	of Shares	Amount	Warrants	Deficit	Income (Loss)	Total

Balance, December 31, 2006	78,452,876	32,885	7,674	(25,678)	(2)	14,879

Common stock and warrants issued under prospectus supplement	44,646,000	92,608	—	—	—	92,608

Common stock issued on exercise of common stock warrants	10,248,052	4,508	—	—	—	4,508

Common stock issued on exercise of common stock options	1,702,757	1,040	—	—	—	1,040

Options issued for directors' services	—	—	482	—	—	482

Options issued for officers' services	—	—	998	—	—	998

Options issued for employees' services	—	—	1,027	—	—	1,027

Options issued for consultants' services	—	—	54		—	54

Exercise and expiration of warrants & options	—	2,684	(2,684)	—	—	—

Net loss for the year ended December 31, 2007	—	—	—	(50,309)	—	(50,309)

Other comprehensive income	—	—	—	—	2	2

Balance, December 31, 2007	135,049,685	$133,725	$7,551	$(75,987)	$—	$65,289

Common stock issued on exercise of common stock warrants	750,000	338	—	—	—	338

Common stock issued on exercise of common stock options	962,234	687	—	—	—	687

Options issued for directors’ services	—	—	140	—	—	140

Options issued for officers’ services	—	—	379	—	—	379

Options issued for employees’ services	—	—	520	—	—	520

Options issued for consultants’ services	—	—	36	—	—	36

Exercise and expiration of warrants & options	—	517	(517)	—	—	—

Net income for the period ended September 30, 2008	—	—	—	6,833	—	6,833

Balance, September 30, 2008	136,761,919	$135,267	$8,109	$(69,154)	$—	$74,222

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,516	$(36,374)	$6,833	$(43,015)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Items not affecting cash:
Amortization of plant and equipment	3,710	1,531	6,740	2,123
Amortization of deferred debt issuance costs	115	118	346	227
Accretion expense (Note 14)	88	84	262	253
Deferred income taxes	16,640	—	4,779	—
Gain on sale of assets	—	(43)	—	(43)
Interest net of reimbursed costs - reclamation and remediation	(81)	(106)	(223)	(276)
Stock based compensation	417	662	1,075	1,950
Mark-to-market loss (gain) on gold hedging contracts	(31,415)	28,331	1,405	27,572
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	576	18	(66)	95
Inventories	(6,372)	(1,827)	(19,104)	(1,867)
Prepaid expenses and deposits	(323)	(1,019)	(150)	(1,566)
Long term deposits	(5)	(5)	(14)	(14)
Increase (decrease) in:
Accounts payable	(724)	1,286	(1,251)	337
Payroll and related taxes payable	—	—	(1,562)	—
Accrued expenses	3,409	(106)	4,173	329
Accrued interest expense	(26)	292	(256)	292
Net cash provided (used) by operating activities	16,525	(7,158)	2,987	(13,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash (Note 20)	—	—	—	(7,500)
Purchase of plant and equipment, including construction in process	(5,175)	(43,305)	(19,844)	(74,681)
Increase in reclamation and remediation investment	—	—	—	(2,090)
Net cash used by investing activities	(5,175)	(43,305)	(19,844)	(84,271)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	—	51,108	9,876	51,108
Deferred debt issuance costs	—	(2,470)	—	(3,320)
Common stock issued for cash	—	—	—	59,191
Exercise of options to purchase common stock	15	408	687	909
Exercise of warrants to purchase common stock	—	705	338	2,521
Net cash provided by financing activities	15	49,751	10,901	110,409

Change in cash	11,365	(712)	(5,956)	12,535

Cash and cash equivalents, beginning of period	26,549	18,750	43,870	5,503

Cash and cash equivalents, end of period	$37,914	$18,038	$37,914	$18,038

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$(693)	$(457)	$(2,982)	$(457)

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock, options and warrants issued for services	$417	$662	$1,075	$1,950
Equipment purchases included in accounts payable	$(18)	$(9,094)	$316	$2,738
Deferred debt issuance costs included in accrued expenses	$—	$(2,329)	$—	$—
Non-cash component of inventories	$422	$—	$1,623	$—

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(all tabular data in US$ thousands unless otherwise stated)

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

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007, under which facility WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine. Of this amount, $87.3 million is available until completion of the project, as defined by the contract, and $17.7 million is available until 12 months after completion has been reached. The agreement, in conjunction with the equity financings of 2007, completed the financing requirements for Mesquite. At September 30, 2008, $86.3 million had been drawn under the facility.

The Company’s year-end for reporting purposes is December 31.

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Western Goldfields Inc. and its 100% owned subsidiaries: Western Goldfields USA Inc., Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”). The consolidated financial statements include the assets and liabilities of Western Goldfields as at September 30, 2008 and December 31, 2007 and its results of operations and its cash flows for the three and nine month periods ended September 30, 2008 and 2007. All significant inter-company accounts and transactions have been eliminated on consolidation.

The classification of certain items in these financial statements differs from that adopted in prior periods as a result of revised groupings or allocations. Comparative figures have been reclassified in the financial statements of the prior period to conform to the revised basis.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and remediation obligations, impairment of assets, useful lives for depreciation and amortization, measurement of heap leach, metal-in-process and finished goods inventories, value of options and warrants, and valuation allowances for future tax assets. Actual results could differ from these estimates.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. The provisions of the Statement are effective for statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB staff issued FSP No. FAS 157-2 which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. Effective January 1, 2008, the Company adopted SFAS No. 157 as it relates to financial assets and liabilities. The new disclosures are included in Note 17.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 effective January 1, 2008 but this has had no impact on the Company’s financial position, financial performance and cash flows.

In December 2007, FASB issued FAS 141(R), “Business Combinations”, which will replace FAS 141 prospectively for business combinations consummated after the effective date of December 15, 2008. Under FAS 141(R), business combinations will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141. Significant changes will result from applying the acquisition method, including: more acquisitions will be accounted for as business combinations rather than as asset acquisitions; acquisition related costs of the acquirer will be expensed as incurred, whereas under FAS 141 these costs are capitalized as part of the business combination; and the assets acquired and liabilities assumed are recorded at 100% of fair value even if less than 100% is obtained, whereas under FAS 141 only the controlling interest’s portion is recorded at fair value. In the event of the Company being involved in a future business combination, the Company will evaluate the application of FAS 141(R).

In December 2007, FASB issued FAS 160, “Non-Controlling Interests in Consolidated Financial Statements” which is effective for fiscal years beginning after December 15, 2008. Under FAS 160, non-controlling interests will be measured at 100% of the fair value of assets acquired and liabilities assumed. Under current standards, the non-controlling interest is measured at book value. For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders’ equity. In addition, FAS 160 will change the manner in which increases and decreases in ownership percentages are accounted for. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure provisions, which are to be applied for all prior periods presented in the financial statements. In the event of the Company being required in the future to prepare consolidated financial statements including a non-controlling interest in another entity, the Company will evaluate the application of FAS 160.

In March 2008, FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company is currently evaluating the implications of the enhanced disclosure requirements in respect of its forward gold sales contracts.

In June 2008, FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The statement addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  The Company is currently evaluating the impact of FSP EITF 03-6-1 and does not expect the adoption to have an impact on the Company's consolidated financial statements.

In June 2008, FASB issued EITF No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of EITF No. 07-5 and does not expect the adoption to have an impact on the Company's consolidated financial statements.

4. RESTRICTED CASH

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007 (Note 13). Under the terms of this facility the Company has set aside $7.5 million (2007 - $7.5 million) in a cost overrun account until completion of the Mesquite Mine development project, which occurs on satisfaction of physical and economic completion tests as set out in the credit agreement. At completion, unused funds will be applied to fund a debt service reserve account established to hold an amount equal to the debt service amounts payable on the next repayment date as set out in the credit agreement, and thereafter any surplus funds may be returned to the Company. Interest earned on restricted cash is for the account of the Company. Completion of Mesquite Mine development project, as defined in the credit agreement has not yet been reached (Note 21).

5.  INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Ore on leach pads	$25,174	$7,724
Metal-in-process	1,458	847
Bullion	99	994
Supplies	3,574	1,636
Total inventories	$30,305	$11,201

Inventories are valued at the lower of cost or net realizable value (“NRV”).

Since June 30, 2008, new ore placed on leach pads has been valued at cost, based on current mining costs, including depreciation, amortization and depletion, since this is lower than NRV. At December 31, 2007, ore on leach pads was valued at NRV. The estimated 52,812 ounces (2007 – 12,080 ounces) of recoverable gold on the leach pads is calculated from the quantities of ore placed (based on measured tonnage), the grade of ore (based on assay results), and a recovery percentage (based on ore type), less transfers into metal-in-process inventory.

Since June 30, 2008, metal-in-process inventory has been valued at cost, based on the average cost of gold-in-solution fed into the process from the leach pads plus further processing costs, including depreciation relating to processing facilities, since this is lower than NRV. At December 31, 2007, metal-in-process inventory was valued at NRV. The estimated 2,855 ounces (2007 – 1,086 ounces) of gold-in-solution and in carbon is based on assays and projected recoveries from the refining circuit.

Bullion represents gold held for our account a refiner pending sale. Since June 30, 2008, bullion has been valued at cost, based on the average cost of the in-process inventory plus refining costs, since this is lower than NRV. At December 31, 2007, bullion was valued at NRV. At September 30, 2008, 192 gold ounces were held at a refiner (2007 – 1,196 ounces).

6.  PLANT AND EQUIPMENT

The following is a summary of plant and equipment, and accumulated amortization and depreciation as at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Buildings	$4,748	$4,215
Equipment	81,704	74,633
Leach pad expansion and other processing equipment	30,662	2,684
Mine development	3,480	3,517
	120,594	85,049
Less accumulated amortization and depreciation	(13,837)	(7,098)
Net plant and equipment	$106,757	$77,951

Capitalized interest expense for the nine month period ended September 30, 2008 was $0.2 million (September 30, 2007 - $0.1 million), respectively, based on the interest attributable to borrowings incurred to finance the construction of assets intended for the Company’s own use. For the year ended December 31, 2007 capitalized interest was $0.5 million. Capitalization of interest ceases when an asset is ready for its intended use.

Plant and equipment as at September 30, 2008 and December 31, 2007 includes $1.4 million in respect of fauna relocation costs and $2.3 million in respect of capitalized development drilling costs.

Amortization and depreciation expense for the three month and nine month periods ended September 30, 2008 was $2.5 million and $6.7 million, respectively (2007 - $1.5 million and $2.1 million).

7.  CONSTRUCTION IN PROCESS

The following is a summary of the major components of construction in process at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Leach pad expansion	$-	$12,837
Building construction and site infrastructure	4,592	9,027
	$4,592	$21,864

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

8.  INVESTMENTS – RECLAMATION AND REMEDIATION

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

The following is a summary of cumulative activity in the reimbursement account as at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Original deposit to reimbursement account	$5,999	$5,999
Additional deposit to reimbursement account	2,091	2,091
Interest earned from inception	1,143	920
	9,233	9,010
Reclamation costs reimbursed	(349)	(349)
Closing balance	$8,884	$8,661

The following bonds have been issued by AIG and approved by regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception Date	Value	Obligee(s)
ESD 7315360	11/7/2003	$1,218	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315361	11/7/2003	$1,468	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315362	11/7/2003	$62	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315363	11/7/2003	$550	California Water Quality Control Board
ESD 7315358	11/7/2003	$6,978	U.S. Bureau of Land Management
ESD 7315359	11/7/2003	$50	California State Lands Commission
ESD 7315533	5/30/2007	$977	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
			California State Lands Commission

9.  LONG-TERM PREPAID EXPENSES

The Company has paid advance premiums in respect of insurance policies to cover environmental risks at the Mesquite Mine. In late 2007, the insurance program was re-evaluated in light of the increase in reserves and forecast mine life at Mesquite.

The insurance program covers closure and reclamation risk in excess of the amount on deposit in the Investment - Remediation and Reclamation account ($8.8 million at September 30, 2008), to an aggregate limit of $17.5 million (December 31, 2007 - $17.5 million), and expires November 7, 2020.

The program also covers pollution and remediation risk up to $10.0 million and includes coverage for pre-existing conditions and new conditions. The terms for pre-existing conditions and new conditions coverage expire on November 7, 2013 and November 7, 2008, respectively.

The premium cost is being amortized over the terms of the policies and is summarized below.

	September 30, 2008	December 31, 2007
Original Policy Premiums	$1,643	$1,643
Additional Policy Premium	724	724
Amortization to date	(769)	(641)
Unamortized Premium Cost	1,598	1,726
Current Portion	(171)	(171)
Long-Term Prepaid Expenses	$1,427	$1,555

10.  DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs, primarily bank fees and professional fees and costs associated with the term loan facility (Note 13) incurred to September 30, 2008 and December 31, 2007, were $3.6 million. These costs are being amortized on a straight-line basis over the term of the facility to December 31, 2014. Amortization for the three month and nine month periods ended September 30, 2008 was $0.1 million and $0.3 respectively (2007 – $0.1 and $0.2).

	September 30, 2008	December 31, 2007
Debt issuance costs incurred	$3,570	$3,570
Cumulative amortization	(689)	(343)
Closing balance	$2,881	$3,227

11.  INCOME TAXES

Income Taxes Recoverable

	September 30, 2008	December 31, 2007
Current	$1,070	$755
Deferred	31,285	36,379
Income taxes recoverable	$32,355	$37,134

Deferred Taxes

The Company records deferred income tax assets and liabilities where temporary differences exist between the carrying amounts of assets and liabilities in the balance sheet and their tax bases.

The significant components of the deferred tax asset at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Current deferred tax assets	$1,070	$755

Long-term deferred tax assets
Unrealized loss on mark-to-market of gold forward sales contracts	24,220	22,217
Net operating losses	17,945	19,131
Mining property	1,265	1,265
Reclamation cost	1,811	1,948
Exploration cost	553	453
Stock-based compensation	1,507	1,335
Minimum tax	380	-
Other	155	-
Total long-term deferred tax assets	47,836	46,349
Long-term deferred tax liabilities
Fixed assets	(9,048)	(2,370)
Total long-term deferred tax liabilities	(9,048)	(2,370)
Net long-term deferred tax asset	39,858	43,979
Valuation allowance	(7,503)	(7,600)
Net deferred tax assets	$32,355	$37,134

At September 30, 2008 the Company had income tax loss carry-forwards of approximately $47.5 million. These losses expire from 2022 to 2028. The ability to utilize these loss carry-forwards is dependent upon a number of factors, including the future profitability of operations and other tax limitations. The future tax benefit of $17.9 million less a valuation allowance of $5.7 million, resulting in a future tax benefit of $12.2 million, has been recognized in the consolidated financial statements with respect to these income tax loss carry-forwards.

12.  LOSSES ON GOLD FORWARD SALES CONTRACTS

Under the terms of the term loan facility dated March 30, 2007 and amended and restated on May 31, 2007 (Note 13), Western Mesquite Mines, Inc. was required, as a condition precedent to drawdown of the loan, to enter into a gold hedging program acceptable to the banking syndicate. On June 14, 2007 the Company announced that all requirements needed to make the facility available for drawdown had been met and that it had executed flat forward sales contracts for 429,000 ounces of gold at a price of $801 per ounce. The hedging contracts represent a commitment of 5,500 ounces per month for 78 months commencing July 2008 with the last commitment deliverable in December 2014.

During the third quarter of 2008, the Company began settling these contracts, at the Company’s option, by physical delivery of gold or on a net financial settlement basis. Realized losses of $0.6 million were recognized for the three and nine months ended September 30, 2008 ($nil – September 30, 2007). The remaining contracts were marked-to-market as at September 30, 2008 using a spot price of gold of $885 per ounce. The cumulative unrealized pre-tax loss of $60.3 million (2007 - $58.9 million) has been disclosed as a liability as at September 30, 2008 and the Company has recorded an unrealized gain of $31.4 million and an unrealized loss of $1.4 million for the three month and nine month periods ended September 30, 2008, respectively (2007 unrealized loss – $28.3 million and $27.6 million, respectively).

The Company has not designated these contracts as cash flow hedges. Accordingly, the hedge accounting rules of SFAS No. 133 are not being applied and the period-end mark-to-market adjustment related to these contracts is immediately reflected on the income statement of the Company as unrealized losses on gold forward sales contracts and the cumulative effect is reflected as an asset or liability on the balance sheet.

13.  LOAN PAYABLE

Term Loan Facility

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007, under which WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine. The facility expires December 31, 2014 and comprises a multiple-draw term loan of which $87.3 million is available as required for the development of the Mesquite Mine; the remainder is available for up to 12 months after completion, as defined within the contract, for corporate purposes.  The facility is secured by all of the assets of WMMI and a pledge of the shares of WMMI owned by the Company. In addition, until completion, the facility is guaranteed by the Company. The date to reach completion has been extended to March 31, 2009 to take into consideration the Company’s new life of mine plan (Note 21).

Interest on the term loan is charged at U.S. dollar LIBOR plus 2.2% prior to completion and U.S. dollar LIBOR plus 1.75% after completion.  Completion occurs upon the satisfaction of certain technical and financial criteria as defined in the credit agreement. As at September 30, 2008, WMMI had drawn $86.3 million under the facility at a rate of approximately 4.7%, which includes the one-month LIBOR rate at time of loan renewal.  As at December 31, 2007, WMMI had drawn $76.5 million under the facility and incurred interest at a rate of approximately 7.25%. Repayment of the project facility will be on a semi-annual basis, commencing December 31, 2008 through December 31, 2014 according to an agreed schedule of percentages of the loan outstanding on the final day of the availability period. On the basis of the loan outstanding at September 30, 2008, the initial repayment on December 31, 2008 would be $9.9 million or 11.5% of the loan, and the second repayment on June 30, 2009 would be $5.2 million or 6.0% of the loan, of which the combined amount has been recorded as a current liability.

In addition to the scheduled repayments, mandatory prepayments are required semi-annually based on 50% of the excess cash flow from the Mesquite Mine. An estimate of the timing and amount of prepayments has not been included in these financial statements, as these payments are based on the amount by which the Mesquite Mine’s cash balance after repayments and interest payments, at the date of repayment, exceeds $4.0 million.

14.  RECLAMATION AND REMEDIATION LIABILITIES

Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities. The Company’s provision for reclamation and remediation liabilities is based on known requirements. It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments. The Company’s estimate of the net present value of these obligations for the Mesquite mine is based upon existing reclamation standards as at September 30, 2008 and is in conformity with SFAS No. 143. The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

In May 2007, the Company announced an increase in its mineral reserves which is reflected in an increase of $0.1 million in the provision for reclamation and remediation as at December 31, 2007.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the nine month period ended September 30, 2008 and the year ended December 31, 2007:

	September 30, 2008	December 31, 2007
Opening Balance	$5,061	$4,805
Accretion	262	337
Reclamation costs incurred	-	(148)
Increase (reduction) in the present value of obligations	-	67
Ending Balance	$5,323	$5,061

The estimated amount payable within the next 12 months included in the above balance as at September 30, 2008 is $0.2 million (2007 - $0.1 million).

15.  COMMON STOCK

Reclassification of Additional Paid-In Capital

Following the Reorganization, the Company’s authorized share capital, as an Ontario corporation, comprises solely an unlimited number of common stock of no par value. Prior to the Reorganization, the Company’s authorized common stock, as an Idaho corporation, was 500 million common stock of $0.01 par value. The impact of the conversion from stock of $0.01 stated value to stock of no par value has been reflected in the financial statements on a retroactive basis. Accordingly, amounts recorded as credits in the Additional Paid-In Capital component of Stockholders’ Equity as at June 29, 2007 and December 31, 2006 have been reclassified as Common Stock.

Public Offerings of Common Stock

In January 2007, the Company issued 33,330,000 common stock at a price of $1.91 per share (Cdn. $2.25 per share) under a prospectus supplement to the Company’s shelf prospectus dated October 27, 2006. Net proceeds to the Company, after expenses of $4.5 million, were $59.2 million.

In October 2007, the Company issued 11,316,000 common stock at a price of $3.13 per share (Cdn. $3.05 per share) under a Short Form Prospectus dated October 2, 2007. Net proceeds to the Company, after expenses of $2.0 million, were $33.4 million.

Other Issuances of Common Stock

During the nine month period ended September 30, 2008, 962,234 options were exercised for cash consideration of $0.7 million.

During the nine month period ended September 30, 2008, 750,000 shares of common stock were issued for cash consideration of $0.3 million upon the exercise of 750,000 warrants to purchase common shares.

During the year ended December 31, 2007, the Company issued 1,702,757 shares of common stock for cash consideration of $1.0 million upon the exercise of options to purchase common stock. Of the stock issued, 103,125 shares were issued under the cashless method under which option holders receive that number of stock calculated by dividing the amount by which their options are “in the money” by the stock price at date of exercise.

During the year ended December 31, 2007, the Company issued 10,248,052 shares of common stock for cash consideration of $4.5 million upon the exercise of 10,248,052 warrants to purchase common stock.

16.  STOCK OPTIONS AND WARRANTS

Options

The Company has a stock incentive plan which is intended to provide an incentive to officers, employees, directors and consultants of the Company. The option price is determined by the Compensation Committee of the Board of Directors at its sole discretion but shall not be less than the closing price of the Company’s common stock on The Toronto Stock Exchange two trading days after the date of the grant. The term of each option granted shall be for a period not exceeding ten years from the date of the grant. Except as expressly provided for in the option holder’s employment, consulting or termination contract, the option holder may exercise the option to the extent exercisable on the date of such termination at any time within three months after the date of termination.

The plan is a non-qualifying stock option plan for U.S. income tax purposes. For awards made before and after the reorganization of the Company effective June 29, 2007, the price of options granted is expressed in terms of U.S. and Canadian dollars, respectively. The aggregate number of shares of the Company’s common stock for which option awards may be granted under the plan shall not exceed 5,000,000. At September 30, 2008, 2,245,000 option awards were available for issuance under the plan.

Prior to inception of the Western Goldfields’ stock option plan, of the awards issued, 10,174,118 option awards remain outstanding as at September 30, 2008.

The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation. Some options and warrants may be exercised by means of a “cashless exercise” to receive a number of shares of common stock equal in market value to the difference between the market value of the shares of common stock issuable under the option or warrant and the total cash exercise price of the option or warrant being exercised.

During the nine month period ended September 30, 2008, 962,234 options were exercised for cash proceeds of $0.7 million and 36,666 options were forfeited.

On August 8, 2008, the Company issued 400,000 options to employees and an officer, and 100,000 options to a consultant for services rendered, with an exercise price of Cdn. $2.00 per share. The options vest in three equal annual installments beginning on August 8, 2008, and were fair valued at $0.5 million.

During the year ended December 31, 2007, 1,749,632 options were exercised for cash proceeds of $1.0 million, and 10,000 options expired. Of the options exercised, 150,000 were exercised in exchange for 103,125 shares of common stock under the cashless method under which option holders receive that number of shares calculated by dividing the amount by which their options are “in the money” by the stock price at date of exercise.

On December 10, 2007, the Company issued 300,000 options to an employee with an exercise price of Cdn. $3.74 per share. The options vest in three equal annual installments beginning on December 10, 2007, and were fair valued at $0.7 million.

On August 2, 2007, the Company issued 395,000 options to employees and to a director with an exercise price of Cdn. $2.80 per share. The options vest in three equal annual installments beginning on August 2, 2007, and were fair valued at $0.9 million.

On June 29, 2007, the Company issued 50,000 options to an employee with an exercise price of $2.46 per share. The options vest in three equal annual installments beginning on June 29, 2007, and were fair valued at $0.1 million.

On April 4, 2007, the Company issued 655,000 options to employees with an exercise price of $1.96 per share. The options vest in three equal annual installments beginning on April 4, 2007, and were fair valued at $1.1 million.

The value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model. The model requires the input of subjective assumptions, including the weighted-average risk-free rate of return, expected term of the option award, and stock price volatility. During 2007, these assumptions were adjusted to reflect prevailing interest rates, plan experience and stock market performance of the Company’s shares, respectively. These estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for options expected to vest. As a result, if other assumptions had been used, our recorded stock-based compensation expense may have been different from that reported. The Black-Scholes option pricing model used the following assumptions:

	September 30, 2008	December 31, 2007
Weighted-average risk-free rate of return (%)	3.0%	3.9% - 5.0%
Dividend yield	-%	- %
Expected life in years	4	4 and 7
Volatility	62%	91% - 98%

The following is a summary of stock option activity for the nine month period ended September 30, 2008 and the year ended December 31, 2007:

		Weighted Average
	Shares	Exercise Price	Fair Value
Balance January 1, 2007 (1)	13,661,250	$0.61
Granted	1,400,000	2.60
Exercised / Expired	(1,759,632)	0.65
Outstanding December 31, 2007	13,301,618	0.82
Exercisable at December 31, 2007	9,403,291	$0.72

Fair value of options as at December 31, 2007			$0.55

Balance January 1, 2008	13,301,618	$0.82
Granted	500,000	1.88
Exercised	(962,234)	0.71
Expired / Forfeited	(36,666)	1.96
Outstanding September 30, 2008 (1)	12,802,718	0.85
Exercisable at September 30, 2008	11,939,388	$0.73

Fair value of options as at September 30, 2008			$0.56

(1) Includes options granted under predecessor plan.

The following table summarizes information about the stock options outstanding at September 30, 2008:

Awards Outstanding by Range
Exercise Price $		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
0.01	0.50	7,754,117	4.24	$0.34	7,754,117	4.24	$0.34
0.51	1.00	2,420,000	3.60	0.88	2,420,000	3.60	0.88
1.01	1.50	—	—	—	—	—	—
1.51	2.00	1,008,601	6.17	1.92	493,603	5.96	1.93
2.01	2.50	925,000	4.84	2.18	908,334	4.82	2.18
2.51	3.00	395,000	5.83	2.63	263,334	5.83	2.63
3.01	3.50	—	—	—	—	—	—
3.51	4.00	300,000	6.19	3.51	100,000	6.19	3.51
		12,802,718	4.41	$0.85	11,939,388	4.28	$0.73

As of September 30, 2008, there was $1.0 million (2007 - $1.7 million) of total unrecognized compensation cost related to nonvested stock based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.0 year (2007 – 1.1 years).

Stock based compensation expenses are included within general and administrative expenses.

Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	Nine months ended September 30, 2008	Year ended December 31, 2007
Balance, start of period	6,806,180	17,054,232
Issued	-	-
Expired	-	-
Exercised	(750,000)	(10,248,052)
Balance, end of period	6,056,180	6,806,180

Warrants outstanding to acquire common shares of the Company at September 30, 2008 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
6,056,180	$0.76	Note 1

(1)
Newmont Mining Corporation (“Newmont”) received warrants as part of the purchase price for Mesquite in November 2003. Under the anti-dilution provisions of the warrant, the exercise price was reduced from $1.00 to $0.76 upon the issuance of common shares and warrants by way of private placement on February 13, 2006. The warrants expire between June 9, 2011 and June 9, 2012.

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

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosure about fair value measurements. The statement is intended to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing the hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in a three-tier fair value hierarchy. These tiers include: Level 1, defined as quoted market prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; model-based valuation techniques for which all significant assumptions are observable in the market; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

The following table sets out the Company’s financial assets and liabilities at September 30, 2008 at fair value by level within the fair value hierarchy. As required by FAS 157, liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2008
	Total	Level 1	Level 2
Assets
Cash and cash equivalents and restricted cash	$45,414	$45,414	$-
Liabilities
Bank debt	$86,339	$86,339	$-
Derivative instruments – forward gold sales	$60,307	$-	$60,307

The Company’s cash and restricted cash is represented by account balances and short-term deposits with major Canadian and U.S. banks. Canadian account balances and deposits are converted to U.S. dollars at the closing exchange rate on September 30, 2008 and accordingly are classified within Level 1 of the fair value hierarchy.

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

  18.    RELATED PARTY TRANSACTIONS

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (“Silver Bear”) under which half of certain of Silver Bear’s office overhead costs is charged to the Company. The Company is related to Silver Bear because certain senior executives and a director of Silver Bear also serve as senior executives and as a director of the Company. During the three months and nine months ended September 30, 2008 overhead costs of $nil and $0.2 million, respectively, were charged to the Company under this agreement (2007 - $nil and $0.2 million). At September 30, 2008 and December 31, 2007, $19,000 and $31,000, respectively, was payable to Silver Bear. The Company anticipates renewing the agreement in November 2008 with the result that the Company will pay for costs, including office rental, in the first instance and will then charge Silver Bear for its proportionate share.

19.    COMMITMENTS AND CONTINGENCIES

Mining Industry

Although the mineral exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Contract with the County Sanitation District of Los Angeles

During its ownership of the Mesquite Mine, Hanson Natural Resource Company, a prior operator of the mine, entered into an agreement with the County Sanitation District of Los Angeles County, which then developed and permitted a plan to create a 100-year landfill at the Mesquite Mine.

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

Mesquite Expansion

The Company is in the final stages of completion of the mine expansion program at Mesquite. As at September 30, 2008, planned and committed capital spending on the program is approximately $1.8 million.

Lease Agreement

The Company has entered into a lease for head office premises for the ten-year period commencing June 1, 2008. Estimated rental and operating costs over the first year of the lease are approximately $530,000 and over the ten-year term are approximately $5.4 million. The Company anticipates that Silver Bear will initially share 50% of these costs (see Note 18).

Congrove Construction Matter

The Company, through its subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a Management Representative Agreement dated August 7, 2007 (the “Agreement”) with Congrove Construction (“Congrove”) of Yuma, Arizona, in respect of certain construction activities associated with the Mesquite expansion project. WMMI terminated the Agreement on the grounds of bad faith demonstrated by Congrove in the carrying out of its contractual duties. On July 3, 2008, legal counsel acting for Congrove filed a complaint and demand for jury trial with the United States District Court, Southern District of California, asserting that WMMI materially breached the Agreement by failing to provide complete plans in a timely manner, by wrongfully terminating Congrove’s services on the construction project, and by failing to pay monies owing to Congrove under the Agreement. Congrove is seeking relief in the amount of $0.6 million plus interest thereon. Congrove filed and recorded a notice of litigation in September 2008.

The Company believes these claims are without merit and will vigorously defend against such claims.

20.    COMPARATIVE INFORMATION

The Company has reclassified the cash used by restricted cash of $7,500,000 from the initial classification as an operating activity to investing activity in these financial statements to conform to the year-end December 31, 2007 classification.

21.    SUBSEQUENT EVENT

On October 6, 2008, the Company announced a revised mine plan which includes sequential mining of the various pits at the site. As a result of this change, it was agreed with the lenders to extend the date at which completion would be reached to March 31, 2009. The Company is currently in discussions with the lenders to amend other terms of the loan facility.

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Western Goldfields Inc. and its subsidiaries and including its predecessor, Western Goldfields, Inc. (collectively “Western Goldfields” or the “Company”). This item should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2008 and the notes thereto. The information is presented as of November 4, 2008. All amounts in this discussion are expressed in U.S. dollars, unless otherwise specified.

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

Overview

We are an independent precious metals production and exploration company with operations focused in North America. Our principal asset is the Mesquite Mine (“Mesquite” or “the Mine”) which we acquired from Newmont Mining Corporation (“Newmont”) in November 2003. Until late 2007, Mesquite provided residual gold production from ore that was placed on the heap leach pads by Newmont and previous owners of the property. A positive feasibility study was completed in August 2006. Subsequent equity and debt financings have enabled us to undertake a capital expansion program and resume mining operations at Mesquite. We started to place new ore on the new heap leach pad during the second half of 2007 and this started to be reflected in gold production and inventories by late 2007. We attained “steady state” production from the new leach pad during the second quarter of 2008 (“Q2/08”). We have obtained all necessary permits and are sufficiently funded to complete the capital expansion program. We have revised our expectations to selling 117,000 ounces of gold in 2008. Western Goldfields Inc. is listed on the Toronto Stock Exchange and trades under the symbol WGI, and is listed on the NYSE Alternext under the symbol WGW.

Overall Performance

Our first gold pour from new production occurred on January 15, 2008. During the first half of 2008, we were focused on achieving “steady state” production from the new ore being placed on the leach pad that was constructed in the previous fiscal year. By late May, solution flow to the leach pad had become saturated, steady state pregnant solution flow had been achieved, and production rates had stabilized. During the third quarter of 2008, ounces produced and sold were 42,358 and 48,535, respectively. Production for the third quarter was lower than expectations and was mainly a result of a delay in the availability of replacement parts for one shovel in the mining fleet. Year-to-date, we have produced and sold 79,946 ounces and 80,255 ounces of gold, respectively. Of the ounces sold, 16,500 were delivered into a hedge program as a condition of the debt facility, at a fixed price of $801 per ounce. During the year, the Mine incurred escalating production costs, most notably for fuel and haulage truck tires. The selling price for gold in world markets continued to be strong and offsets the full impact of input cost increases.

Term Loan Facility and Related Hedging

Our wholly-owned subsidiary, Western Mesquite Mines, Inc., has a term loan facility with a syndicate of banks for $105.0 million. The facility comprises multiple-draw loans maturing December 31, 2012, of which $87.3 million is available for the development of the Mesquite Mine, and the remainder is available for up to 12 months after completion for other corporate purposes. Achieving completion will require the satisfaction of financial, production and technical criteria, and based on the new mine plan, is now expected to occur by March 31, 2009. Repayment of the facility will be on a semi-annual basis commencing December 31, 2008, with mandatory prepayments being made from 50% of excess cash flow. An estimate of the timing and amount of prepayments cannot be objectively determined, as these payments are based on the amount by which the Mesquite Mine’s cash balance after scheduled repayments and interest payments, at the date of repayment, exceeds $4.0 million. Interest on each advance is charged at U.S. dollar LIBOR plus 2.2% up to completion and at U.S. dollar LIBOR plus 1.75% after completion.

As at September 30, 2008 we had drawn approximately $86.3 million. Based on our current plans, we do not anticipate making further draws.

On June 7, 2007, we executed forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce. These Hedging Contracts were a requirement under the term loan facility. The Hedging Contracts represent a commitment of 5,500 ounces per month for 78 months commencing July 2008, with the last commitment deliverable December 2014. We expect to produce on average approximately 166,000 ounces annually during the term of the Hedging Contracts, of which 66,000 annually will be covered by the Hedging Contracts, leaving approximately 100,000 ounces leveraged to the price of gold. Since we have not designated these forward sales contracts as cash flow hedges, they are being marked-to-market at the end of each quarterly period for financial reporting purposes. We have recorded an unrealized pre-tax gain of $31.4 million and loss of $1.4 million for the three and nine month periods ended September 30, 2008, respectively, and a pre-tax loss of $58.9 million for the year ended December 31, 2007. The cumulative unrealized pre-tax loss of $60.3 million has been disclosed as a liability as at September 30, 2008. The first deliveries into the hedge occurred during the third quarter of 2008. As a result of gold prices during the quarter being higher than the settled amount of $801, we realized pre-tax losses of $0.6 million for the three and nine month period ended September 30, 2008.

As a result of the change in life of mine plan, we have negotiated with the lenders to extend the date by which completion would be reached to March 31, 2009.

Capital Program - Construction Activity

During the first three quarters of 2008, the remaining aspects of our capital program, launched in late 2006, were substantially completed. In the first quarter of 2008, the expanded leach pad became operational and the retrofit of the process plant was completed. During the second quarter, new carbon columns for the processing circuit were brought on stream and construction of the new truck repair shop, warehouse and mine administrative office was substantially completed. Our latest forecast for spending on the expansion capital program is $110.0 million, of which $95.4 million was incurred in 2006 and 2007 and $14.6 million estimated for 2008. Spending on the expansion program in 2008 year-to-date was $13.0 million. The remaining planned expenditures of the capital program in 2008 are to complete the truck repair shop.

Selected Financial Information  (all tabular data in US$ thousands unless otherwise stated)

Cash flows provided (used) by:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating activities	16,525	(7,158)	2,987	(13,603)
Investing activities	(5,175)	(43,305)	(19,844)	(84,271)
Financing activities	15	49,751	10,901	110,409

Balance sheet items:

	September 30, 2008	December 31, 2007
Cash and cash equivalents	37,914	43,870
Restricted cash	7,500	7,500
Working capital	49,220	46,913
Plant and equipment, net of accumulated amortization	106,757	77,951
Construction in process	4,592	21,864
Stockholders’ equity	74,222	65,289

Statement of operations items:
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues from gold sales (i)	41,353	1,281	70,955	4,060

Gross profit (loss)	20,270	(6,445)	23,674	(10,197)
Realized and unrealized gain (loss) on mark-to-market of gold forward sales contracts	30,777	(28,331)	(2,043)	(27,573)
Net income (loss)	30,516	(36,366)	6,833	(43,015)
Net income (loss) per share - Basic	$0.22	$(0.31)	$0.05	$(0.39)
- Diluted	$0.21	$(0.31)	$0.05	$(0.39)

Gold ounces produced	42,357	1,843	79,947	6,083
Gold ounces sold	47,535	1,876	80,255	6,101
Average revenue per ounce (i)	$870	$683	$884	$665
Cost of sales per ounce (ii)	$390	$3,261	$503	$1,950

(i)	Excludes $0.6 million in realized losses on gold forward contracts recognized during the third quarter of 2008.
(ii)	Cost of sales per ounce is defined as cost of sales per Western Goldfields’ financial statements divided by the number of ounces sold.

Consolidated Financial Results / Overall Performance

Western Goldfields’ net income to common shareholders for the nine month period ended September 30, 2008 (“2008 YTD”) was $6.8 million, or $0.05 per share (basic and diluted), compared with a net loss of $43.0 million, or $0.39 per share, for the nine month period ended June 30, 2007 (“2007 YTD”).

The net income for 2008 YTD includes $1.4 million non-cash, unrealized pre-tax loss arising from the mark-to-market of contracts for the forward sale of gold which were taken out as a requirement of our term loan facility. The loss reflects the increase in spot gold price from $836 to $885, decreases in gold lease rates, and decreases in interest rates during the nine month period ended September 30, 2008. During the third quarter of 2008 we settled, either financially or physically into the first hedge contracts, a total of 16,500 ounces. These ounces were each delivered at a time when gold prices were higher than the forward price of $801. As a result, realized losses of $0.6 million were recognized during the quarter and 2008 YTD for financially settled hedge contracts. The remaining contracts consist of 412,500 ounces of gold to be delivered in tranches of 5,500 ounces per month up to December 2014.

Results for 2008 YTD reflect our first three quarters with Mesquite as a producing mine, and as such are not comparable with results for 2007 YTD when Mesquite was leaching residual ounces from operations that ceased in previous years. Net revenues for 2008 YTD have increased by $66.9 million over the previous year. Of this total, $49.3 million related to increased gold ounces sold and $17.5 million was a result of higher gold prices. Although ounces sold increased from 6,101 in 2007 YTD to 80,255 in 2008 YTD, sales in the early months of 2008 were below the range that was initially forecast. There are numerous variables and unknowns in commissioning a new leach pad operation. It took us several weeks longer than anticipated to reach “steady state” solution flow and planned performance. Cost of sales per ounce for 2008 YTD, based on mine cost of sales less non-cash depreciation, amortization and depletion, was $503 per ounce, compared with $1,950 per ounce in the 2007 YTD period. Unit costs for 2008 YTD were higher than the previously projected estimate of $470 - $490 per ounce for the full year, due partially to the preparation towards a new mine plan and the decline of shovel availability in the third quarter. Higher fuel prices have also negatively affected mining costs. Higher fuel costs are also being reflected in the cost of other items with high energy content, such as explosives and chemicals. Tire costs also continue to run higher than originally forecast. In common with many mining companies, the mining operations were adversely affected by a world-wide shortage of radial-ply truck tires. We have mitigated the impact of this shortage by sourcing improved quality bias-ply tires, but usage is up and haulage trucks are operating at less than planned speed. To compensate for this, during March 2008 an additional crew was hired and mining operations were carried out on a 24/7 basis commencing in the second quarter of 2008.

Other operating expenses for 2008 YTD were $5.4 million compared with $5.9 million in 2007 YTD. General and administrative expenses of $4.5 million were lower than the $5.1 million of the previous year. Non-cash stock based compensation for 2008 YTD, included within general and administrative expenses, of $1.1 million was significantly lower than the $2.0 million expense in the previous year. The higher expense in 2007 primarily reflects the amortizing of grants of options to Western Goldfields’ new management team in early 2006. Exploration and business development expense in 2008 YTD of $0.9 million related to a drilling program to explore for oxide resources to the south of the Brownie Hill area at Mesquite and costs of our continuing efforts in assessing complementary business opportunities.

Other expense for 2008 YTD was $6.1 million compared with $26.9 million in 2007 YTD. The largest contributing factor was the realized loss from settlement of gold forward sales contracts and non-cash unrealized losses relating to the mark-to-market of the remaining contracts. The spot price of gold at the time the hedging contracts were entered into was $660-675 per ounce, compared with a price of $885 at September 30, 2008 and $836 at December 31, 2007. An unrealized loss of $1.4 million for the nine month period ended September 30, 2008 and $58.9 million for the year ended December 31, 2007 has been recognized. The cumulative unrealized pre-tax loss of $60.3 million has been disclosed as a liability as at September 30, 2008. Other expense for 2008 YTD also included $0.9 million of interest income as compared with $1.4 million in 2007 YTD, reflecting the higher cash balances in 2007 immediately after the January 2007 equity issue, which generated cash of $59.2 million. Interest expense and commitment fees for 2008 YTD was $3.0 million reflecting advances under the term loan facility in the range of $76.5 - $86.3 million. The loss on foreign currency exchange of $1.6 million for 2008 YTD relates to us holding Canadian dollars during periods when that currency generally weakened in relation to the U.S. dollar.

Prior to 2007, we did not recognize the recoverability of any part of the deferred tax assets, including operating losses carried forward. At year-end 2007, it was determined that it was more likely than not that we would realize the benefit of a substantial amount of the deferred tax asset that was accumulated. Accordingly, at December 31, 2007 a tax recovery of $37.1 million was recorded, principally arising from net operating loss carry forwards for income tax purposes and timing differences arising from the recording of the accounting loss in respect of the mark-to-market of gold forward sales contracts. For the period ended September 30, 2008, the deferred tax balance was reduced to $32.4 million as a result of mark-to-market gains and a reconciliation from the 2007 filed tax returns.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues from gold sales	41,353	1,281	70,955	4,060
Average revenue per ounce	$870	$683	$884	$665
Increase (decrease) in revenues	40,072	(616)	66,895	(2,716)
Change in revenues attributable to ounces sold	31,184	(738)	49,348	(3,164)
Change attributable to average selling price	8,888	122	17,547	448

Revenues from gold sales for the three and nine months ended September 30, 2008 have increased by $40.1 million and $66.9 million, respectively, compared to the same period in 2007, reflecting attainment of steady state production from the new leach pad during the second quarter of 2008 and higher average selling prices per ounce sold. The revenue in the third quarter of 2008 does not include losses of $0.6 million realized on the settlement of forward contracts at $801 per ounce while the average market price for gold during the quarter was $870 per ounce.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of goods sold	21,083	7,726	47,281	14,257
Increase (Decrease)	13,357	6,532	33,024	7,356
Gross profit %	49%	(503)%	33%	(251)%

Cost of goods sold for the three and nine months ended September 30, 2008 increased by $13.4 million and $33.0 million, respectively, compared to the same period in 2007. Prior to the second quarter of 2008, cost of goods sold exceeded revenues. Gross profit percentage for the third quarter of 2008 was 49%, reflecting the ramp up of mining production, the attainment of steady state ounce flow from the leach pad and progression towards normal costs reflecting ongoing operations. Gross profit percentage for the nine months ended September 30, 2008 was 33%, reflecting the higher costs of the previous quarters when the new leach pad was in start-up mode and when a relatively high volume of waste material was moved to access the ore body. The higher costs in 2008 as compared with 2007 also reflect increases in several cost inputs, most notably fuel, tires, blasting and mining fleet maintenance. Mine site administration costs have also increased as the Mesquite Mine now has a full management and administration team in place. Costs also reflect substantially higher amortization charges for the new plant and equipment that was placed in service throughout 2007 and 2008 year-to-date.

A comparison of the major components of cost of goods sold is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Mine operating costs	17,591	6,067	38,800	11,741
Amortization and accretion	2,564	1,609	6,948	2,362
Royalties	928	50	1,533	154

Other operating expenses for Q3/08 were $1.6 million, compared with $1.3 million in Q3/07. Although general and administrative expenses overall were marginally lower at $1.5 million in Q3/08, the components were different; audit fees were higher, reflecting our engagement in late 2007 of a major international accounting firm as auditors and recruitment fees were incurred to fill senior management positions in head-office. This increase was offset by lower legal and regulatory filing fees, which were relatively high in Q3/07 as a result of reorganization activities at that time. Stock based compensation in Q3/08 was $0.2 million lower than the prior year primarily because of higher initial amortization relating to options awarded to the new management team in 2006. Other operating expenses for the nine months ended September 30, 2008 were $5.4 million, compared with $5.9 million for the same period in 2007. General and administrative costs were $0.6 million lower, reflecting increased audit fees offset by lower legal fees. In addition, salaries, travel and recruiting costs were higher than in the previous year. Stock based compensation was $0.9 million lower than the previous year because of the higher initial amortization of options awarded to the new management team in the previous year.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
General and administrative	1,525	1,620	4,491	5,131
Exploration and business development	121	(273)	936	759

Other income for Q3/08 was $29.1 million compared with expense of $28.6 million in the previous year. The major contributor to this increase in income was the $31.4 million recognized in respect of the unrealized mark-to-market gain on gold forward sales contracts. The gain reflects the fact that the spot price of gold decreased from $930 per ounce to $885 per ounce during Q3/08. In Q3/07 the spot price of gold increased from $651 per ounce to $743 per ounce resulting in a $28.3 million mark-to-market loss. Interest income was fairly consistent at $0.3 million for the third quarter in both fiscal years. Although average cash and cash equivalent balances were lower in Q3/07 compared to Q3/08, interest rates were lower in Q3/08. Interest expense and commitment fees of $1.0 million in Q3/08 reflect term loans outstanding of $86.3 million. In Q3/07, $51.1 million in loans were outstanding resulting in interest and commitment fees of $0.6 million. The loss on foreign currency exchange of $0.8 million for Q3/08 relates to us holding Canadian dollars during periods when that currency generally weakened in relation to the U.S. dollar.

Other expense for the nine months ended September 30, 2008 was $6.1 million compared with $26.9 million in the previous year. The unrealized mark-to-market loss on gold forward sales contracts during the period was $1.4 million. The loss reflects the fact that the spot price for gold increased from $836 to $885 during the period and there was a decrease in gold forward lease rates. Interest income for the nine months ended September 30, 2008 was $0.9 million compared with $1.4 million the previous year. The decline was a result of cash balances being relatively high during 2007 after the equity issue in January of that year and declining interest rates during 2008. Interest expense and commitment fees of $3.0 million during the nine months ended September 30, 2008 reflects term loan advances in the range of $76.5 - $86.3 million during the period. The loss on foreign currency exchange of $1.6 million for 2008 YTD relates to us holding Canadian dollars during periods when that currency generally weakened in relation to the U.S. dollar.

A comparison of the major items included in other income (expense) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income	269	341	942	1,383
Interest expense and commitment fees	(1,007)	(606)	(3,026)	(848)
Amortization of deferred debt issuance costs	(115)	(118)	(346)	(227)
Realized and unrealized gain (loss) on mark-to-market of gold forward sales contracts	30,777	(28,331)	(2,043)	(27,573)
Gain (loss) on foreign exchange	(826)	89	(1,596)	294

Results of Operations

Nine Months Ended September 30, 2008 (“2008 YTD”) compared to Nine Months Ended September 30, 2007 (“2007 YTD”).

Gold production for 2008 YTD was 79,947 ounces compared with 6,083 ounces for 2007 YTD. During 2007, production at Mesquite was derived from residual gold leaching of ore placed on the leach pads several years previously. Mining of new ore at Mesquite started in July 2007 and the first pour of gold from new ore occurred in January 2008. Ore production has been building up steadily since that time but production during the third quarter fell below expectations as a result of production difficulties which included most significantly the decline in mine equipment availability. Approximately 34.2 million tons of waste and 6.3 million tons of ore were mined in 2008 YTD at an average grade of 0.026 ounces per ton. The low production in 2007 YTD reflects the nearly complete depletion of recoverable gold ounces from ore placed on the leach pads prior to Western Goldfields acquisition of the Mesquite Mine. Gold sales for 2008 YTD were 80,255 ounces at an average selling price of $884 for revenues of $71.0 million, compared with 6,101 ounces at an average selling price of $665 for revenues of $4.1 million for 2007 YTD. The 2008 YTD figures exclude $0.6 million in realized losses from the settlement of the first gold hedge contracts as per the requirement of the loan advanced to us.

Mine operating costs were $38.8 million in 2008 YTD, compared to $11.7 million in 2007 YTD. 2008 costs represented the first three quarters of full mining operations. The most significant components of mine operating costs included: labor, contracted services, fuel and tire costs. Mine site administration costs for 2008 YTD were $3.9 million compared with $2.0 million in 2007 YTD, reflecting the increase in staff and associated costs to support full mining operations. Amortization and accretion expense for 2008 YTD was $6.9 million compared with $2.4 million in 2007 YTD, reflecting mining fleet additions from May 2007 onwards and the new leach pad addition in 2008.

During 2008 YTD we have increased our gold inventory in the leach pad and in-process to 52,812 ounces to 2,855 ounces, respectively. Inventoried costs associated with respect to the leach pad and metal-in-process build-up were $25.1 million and $1.5 million, respectively, compared with $1.8 million and $0.2 million in 2007 YTD, respectively. In the first quarter of 2008, the new leach pad was in start-up mode. The steady state of solution flow and planned gold production was not reached until late May 2008. As a result, unit production costs in the first half of the year were abnormally skewed and not representative of anticipated future costs. The high costs resulted in gold inventories being initially carried at realizable value. It was not until the second quarter of 2008 that net realizable value exceeded the cost of the inventory. In the third quarter of 2007, we had just resumed mining operations and began placing new ore on the leach pads. Reflecting the start-up phase of the operation, production levels in the period ended September 30, 2007 were low relative to mining costs incurred. Accordingly, the estimated 2,469 ounces contained in ore on leach pads at September 30, 2007 was valued at net realizable value.

The foregoing factors resulted in a gross profit of $23.7 million for 2008 YTD compared with a gross loss of $10.2 million for 2007 YTD.

General and administrative expense of $4.5 million for 2008 YTD decreased from the 2007 expense of $5.1 million. Listing expenses and legal fees were substantially higher in 2007 as a result of corporate financing and reorganization activities. In 2008 YTD, we incurred higher audit and taxation services fees, reflecting the engagement of a major accounting firm. This was also the first year that our U.S. Sarbanes-Oxley program requires auditor attestation resulting in incremental consulting fees. We have also incurred $0.2 million in recruitment fees to fill senior management positions. Stock based compensation, included within general and administrative expenses, represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, and was granted to directors, officers, employees and consultants. The lower cost of $1.1 million in 2008 YTD reflects the fact that options granted to the new management team in 2006 were fully expensed. There were 500,000 options granted in 2008 YTD compared to 1,100,000 options granted in the same period in 2007.

Exploration activities at Mesquite during 2008 YTD totaled $0.6 million and relate primarily to a drilling program to explore for oxide resources south of the Brownie Hill area at the mine site. Costs of $0.8 million in 2007 relate to a similar drilling program. The 2007 program resulted in an increase in proven and probable reserves resources of 0.4 million ounces and an increase in the mine life of approximately two years. During 2008, we also incurred costs of $0.3 million in assessing complementary business opportunities.

Other expense for 2008 YTD was $6.1 million compared to $26.9 million in 2007 YTD. The decrease in expenses primarily reflects the 2007 charge of $27.6 million in respect of the unrealized mark-to-market loss on gold forward sales contracts as a result of the increasing spot price of gold during the period and the downward movement in gold forward lease rates. In 2008, a mark-to-market unrealized loss of $1.4 million was recognized, reflecting an increase in the spot price of gold and decrease in gold forward lease rates. This was combined with a realized loss of $0.6 million on the settlement of the first hedge contracts. Interest income for 2008 YTD was $0.9 million compared with $1.4 million in the previous year as a result of cash balances being relatively high during 2007 YTD after the equity issue in January of that year and declining interest rates throughout 2008. Interest expense and commitment fees of $3.0 million in 2008 YTD reflect the term loan advances in the range of $76.5 - $86.3 million during the period. At September 30, 2007, only $51.1 million had been withdrawn under the loan facility. In 2008 YTD, a foreign exchange loss of $1.6 million was recognized due to holding Canadian dollar bank deposits at a time when that currency was weakening in relation to the U.S. dollar.

At year-end 2007, we determined that it was more likely than not that we would realize the benefit of a substantial amount of the accumulated deferred tax asset. Accordingly, at December 31, 2007 a tax recovery of $37.1 million was recognized, principally arising from net operating loss carry forwards for income tax purposes and timing differences arising from the recording of the accounting loss in respect of the mark-to-market of gold forward sales contracts. For 2008 YTD the deferred tax asset was adjusted down to $30.7 million reflecting the unrealized mark-to-market gain and a reconciliation of the 2007 filed corporate tax returns.

The factors discussed above resulted in the net income to common stockholders for 2008 YTD of $6.8 million or $0.05 per share, compared with a net loss of $43.0 million or $0.39 per share in 2007 YTD.

Three Months Ended September 30, 2008 (“Q3/08”) compared to Three Months Ended September 30, 2007 (“Q3/07”).

Gold production for Q3/08 was 42,357 ounces compared with 1,843 ounces in Q3/07. Ore production continues to build, but was negatively impacted during the third quarter from lower than anticipated equipment availability. Approximately 11.3 million tons of waste and 3.0 million tons of ore were mined in Q3/08 at an average grade of 0.023 ounces per ton. The achieved grade during the quarter relates to the shift of mining activities to the Rainbow 1 pit from the Big Chief pit as called for in the original mine plan. Gold sales for Q3/08 were 47,535 ounces at an average selling price of $870 for revenues of $41.4 million, compared with 1,876 ounces at an average selling price of $683 for revenues of $1.3 million for Q3/07. The gold revenues in Q3/08 exclude 5,500 ounces financially settled into gold hedging contracts for $801 per ounce, resulting in a realized loss of $0.6 million.

Mine operating costs were $17.6 million in Q3/08, compared to $6.1 million in Q3/07. The mining cost component continues to be adversely affected by escalating fuel costs and tire usage. Additionally, we experienced decreased availabilities in mine equipment which required repairs and maintenance. This increased costs negatively while also decreasing ounces mined in the quarter. Mine site administration costs for Q3/08 were $1.7 million compared with $0.9 million in Q3/07, reflecting the increase in staff and associated costs to support full mining operations. Amortization and accretion expense for Q3/08 was $2.6 million compared with $1.6 million in Q3/07, reflecting the substantial completion of the expansion program.

During Q3/08 we increased gold inventory in the leach pad from 44,120 ounces to 52,812 ounces. Inventoried costs associated with this build up were $25.1 million compared with $19.9 million in Q2/08 and $1.8 million in Q3/07. Mesquite attained the steady state of solution flow and planned gold production rates in late May 2008 and continues to buildup leach pad gold ounces, which is inline with projections based on leach curve modeling. As a result of equipment availability problems, fewer ounces were mined and placed onto the leach pad thereby affecting gold production in current and future periods. Inventories are valued at the lower of cost or net realizable value, with the cost basis of accounting being applicable since June 30, 2008.

The above factors resulted in a gross profit of $20.3 million in Q3/08 compared with a gross loss of $6.4 million in Q3/07.

General and administrative expenses decreased marginally from $1.6 million in Q3/07 to $1.5 million in Q3/08. Increases in expenses were largely attributable to: recruitment fees relating to senior management, salary and benefits from the increased headcount, higher audit and tax services fees reflecting the engagement of a major accounting firm, and the increasing complexity of our activities. These costs were partially offset from decreases in legal fees which were substantially higher in 2007 as a result of the activities leading up the reorganization in late June 2007. Stock based compensation expense, included within general and administrative expense, for Q3/08 was $0.4 million compared with $0.7 million in Q3/07. The lower cost in Q3/08 reflects the fact that amortization relating to the grant of options to the new management team in 2006 was substantially complete. We granted 500,000 stock options to employees, an officer and a consultant on August 8, 2008, of which, the majority of the expense will be recognized in future periods. These variances resulted in the overall decrease in general and administrative expenses.

In Q3/08, exploration and business development incurred expenses of $0.1 million and consisted mainly of our ongoing evaluation of business opportunities. Recoveries of $0.3 million in Q3/07 related to over-accruals in the drilling program at the Mesquite Mine site.

Other income for Q3/08 was $29.1 million compared to expense of $28.6 million in Q3/07. The increase was attributable to the $30.8 million in realized gain and unrealized loss on mark-to-market of gold forward sales contracts. The net gain was primarily a result of the decline in the spot price of gold from $930 to $885 per ounce. The loss in mark-to-market adjustment in Q3/07 was from the increase in the spot price of gold from $651 to $743 per ounce.

Interest income for Q3/08 was relatively unchanged from the $0.3 million recognized in Q3/07. Although average cash balances were higher in Q3/08 than Q3/07, the impact of lower interest rates decreased interest income for the quarter. Interest expense and commitment fees of $1.0 million in Q3/08 reflect term loan advances of $86.3 million during the quarter. The expense of $0.6 million in Q3/07 represents interest and commitment fees from initial draws totaling $51.1 million under the credit facility. The loss on foreign currency exchange of $0.8 million for Q3/08 related to us holding Canadian dollars during periods when that currency generally weakened in relation to the U.S. dollar.

During Q3/08 a tax provision of $17.2 million was recognized, principally arising from the operating timing differences from the recording of the accounting gain in respect of the mark-to-market of gold forward sales contracts and differences from the original 2007 tax provision and the corporate tax return filed.

The above factors resulted in net income to common stockholders for Q3/08 of $30.5 million or $0.22 per share, compared with a net loss of $36.4 million or $0.31 per share in Q3/07.

 Liquidity and Capital Resources

The securing and subsequent draw-downs on the loan facility in 2007 and into 2008 enabled us to fund the completion of the expansion program at Mesquite and the inventory buildup associated with the ramp-up of production until the generation of operating cash flow was achieved during the second quarter of 2008. We started 2008 with available cash balances of $43.9 million, restricted cash of $7.5 million, and working capital of $46.2 million. In addition, we had unutilized credit facilities of $28.6 million of which $10.9 million was available for the Mesquite Expansion project and $17.7 million was available for general corporate purposes.

During 2008 YTD we were advanced a further $9.9 million under the term loan facility and received $1.0 million through the exercise of warrants and stock options. On November 3, 2008, the lenders agreed with us to extend the date at which completion would be reached to March 31, 2009 as a result of changes in our life of mine plan.

In 2008 YTD, operating activities generated cash of $3.0 million compared to using $13.6 million in the comparative period in 2007. The net income for 2008 YTD was $5.3 million, including the non-cash impact of the $1.4 million mark-to-market unrealized loss on forward sales contracts and deferred income taxes of $6.4 million. Other non-cash expense items were: amortization and accretion expense of $7.0 million, amortization of deferred debt issuance costs of $0.3 million, and stock-based compensation of $1.1 million. Changes in the composition of non-cash working capital items during 2008 YTD used $18.4 million. The largest single item was the increase in inventories of $19.1 million, reflecting an increase of approximately 40,732 ounces in recoverable gold on the leach pads during the period. A reduction in accrued payroll of $1.6 million was also a contributing factor.

 Cash required for investing activities in 2008 YTD was $19.8 million compared with $84.3 million in 2007 YTD. The spending in 2008 was on several process related projects forming part of the Mesquite Expansion project, most notably being the new leach pad, new carbon columns, retrofit of the process plant, and a truck repair facility. The project is now nearly complete and future capital expenditures will be of a sustaining nature. We have reclassified the cash used by restricted cash of $7.5 million in the comparative 2007 YTD period from the original presentation as an operating activity to an investing activity to conform to the year-end December 31, 2007 presentation.

The above factors resulted in a decrease in our cash position by $6.0 million in 2008 YTD.

At September 30, 2008, we had available cash balances of $37.9 million, restricted cash of $7.5 million, and working capital of $49.2 million. In addition, we currently have unutilized credit facilities of $18.7 million of which $1.0 million is available for the Mesquite Expansion project and $17.7 million was available for general corporate purposes. At present it is not anticipated there will be further draws under the credit facility. We expect to spend an additional $1.8 million in completing the expansion related projects during the fourth quarter of 2008.

With these moderate capital expenditures, and having reached steady state production in Q2/08, we expect consistent generation of operating cash flows in coming quarters.

We are sufficiently financed and earning free cash flows which we believe to be sufficient to: fund ongoing operations, including discharging our current obligations in the normal course of operations, repay our loan facility, and realize potential business opportunities. Our most liquid investments are held in the form of cash and short-term government treasury bills which management believes have minimal exposure to the prevailing uncertain and volatile market conditions.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Derivative Instruments

We account for our forward sales of gold in conformity with the following statements issued by the Financial Accounting Standards Board (“FASB”): Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

A derivative may be specifically designated as a hedge of financial risk exposures of anticipated transactions if, both at the inception of the hedge and throughout the hedge period, the changes in fair value of the contract substantially offset the effect of commodity price changes on the anticipated transactions and if it is probable that the transactions will occur. Pursuant to such a designation, the income effect of the change in derivative values may be accounted for in other comprehensive income based upon our valuation of the associated financial gain or loss. Any change arising from the determination of the derivative's effectiveness is accounted for as a charge to current operations.

In applying SFAS No. 133, we have not designated contracts for the forward sales of gold as cash flow hedges. Accordingly the hedge accounting rules of SFAS No. 133 are not being applied and the period-end mark-to-market of these contracts is immediately reflected on Western Goldfields’ income statement.

Depreciation and Amortization

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight line method at rates sufficient to depreciate such costs over the estimated useful lives of such facilities or equipment.

We expensed all mine development costs prior to our establishing proven and probable reserves upon completion of the feasibility study in August 2006. Development costs incurred subsequent to that date are capitalized and deferred and are amortized on a units-of-production basis. Development costs relating to the relocation of fauna, which bear no relation to mineral production are being amortized on a straight line basis over the expected life of the mineral property.

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

Deferred Taxes

We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our assets and liabilities and the related income tax basis for such assets and liabilities. This method generates either a net deferred income tax asset or liability for Western Goldfields, as measured by the statutory tax rates in effect. We derive our deferred income tax benefit or charge by recording the change in either the net deferred income tax asset or liability balance in the year.

Our deferred income tax assets include certain future income tax benefits. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Ore on Heap Leach Pads and Metal-in-Process Inventories

Ore on Heap Leach Pads

Prior to July 2007, we placed no value on the mineralized material that had been placed on the leach pads at the Mesquite Mine prior to the acquisition of the property by us on November 7, 2003. The reserve estimates reported by us in August 2006 and March 2007 support the recoverability of inventoried production costs. Accordingly, since resumption of mining operations in July 2007, new ore placed on the leach pads has been valued at the lower of average cost or net realizable value. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation, amortization and depletion relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad. The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (based on measured tonnage), the grade of ore placed on the leach pads (based on assay results), and a recovery percentage (based on ore type).

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

Although the amount of recoverable gold ounces placed on the leach pads, based on tonnage and grade of ore, is reconciled to the gold ounces actually recovered, the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. The determination of both the ultimate recovery percentage and the quantity of metal expected over time requires the use of estimates, which are subject to revision since they are based upon metallurgical test work. We expect to continue to process and recover metal from the leach pads until no longer considered economically feasible.

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

Stock Options and Warrants Granted to Employees and Non-employees

We account for grants of stock options and warrants in terms of SFAS No. 123 (R), “Share Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, we measure all employee stock-based compensation awards and awards to non-employees in exchange for goods and services using a fair value method and records such expense in its financial statements over the service period. In its application of the Black-Scholes model for valuation of stock options and warrants, management is required to make estimates based on several assumptions, including: risk-free interest rate, volatility rate, and the expected life of the options and warrants. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. The provisions of the Statement are effective for statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB staff issued FSP No. FAS 157-2 which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. Effective January 1, 2008, we adopted SFAS No. 157 as it relates to financial assets and liabilities. The new disclosures are included in Note 17 to the Company’s financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 effective January 1, 2008 but this has had no impact the Company’s financial position, financial performance and cash flows.

In December 2007, FASB issued FAS 141(R), “Business Combinations”, which will replace FAS 141 prospectively for business combinations consummated after the effective date of December 15, 2008. Under FAS 141(R), business combinations will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141. Significant changes will result from applying the acquisition method, including: more acquisitions will be accounted for as business combinations rather than as asset acquisitions; acquisition related costs of the acquirer will be expensed as incurred, whereas under FAS 141 these costs are capitalized as part of the business combination; and the assets acquired and liabilities assumed are recorded at 100% of fair value even if less than 100% is obtained, whereas under FAS 141 only the controlling interest’s portion is recorded at fair value. In the event of the Company being involved in a future business combination, we will evaluate the application of FAS 141(R).

In December 2007, FASB issued FAS 160, “Non-Controlling Interests in Consolidated Financial Statements” which is effective for fiscal years beginning after December 15, 2008. Under FAS 160, non-controlling interests will be measured at 100% of the fair value of assets acquired and liabilities assumed. Under current standards, the non-controlling interest is measured at book value. For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders’ equity. In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure provisions, which are to be applied for all prior periods presented in the financial statements. In the event of the Company being required in the future to prepare consolidated financial statements including a non-controlling interest in another entity, we will evaluate the application of FAS 160.

In March 2008, FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We are currently evaluating the implications of the enhanced disclosure requirements in respect of our forward gold sales contracts.

In June 2008, FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The statement addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  We are currently evaluating the impact of FSP EITF 03-6-1 and do not expect the adoption to have an impact on the Company's consolidated financial statements.

In June 2008, FASB issued EITF No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact of EITF No. 07-5 and do not expect the adoption to have an impact on the Company's consolidated financial statements.

Contractual Obligations

The following table presents the contractual obligations outstanding as at September 30, 2008:

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Loan payable[1]	$86,340	$15,109	$25,254	$20,722	$25,254
Mesquite expansion project	1,836	1,836	—	—	—
Reclamation and remediation obligations[2]	11,888	248	499	43	11,098
Share of office lease	2,612	252	542	452	1,366
Total[3]	$102,676	$17,445	$26,295	$21,217	$37,718

(1)
In addition to the scheduled repayments, mandatory prepayments are required semi-annually based on excess cash flow from the Mesquite Mine. An estimate of the timing and amount of prepayments has not been included in the chart above, as these payments are based on the amount by which the Mesquite Mine’s cash balance, at date of repayment, exceeds $4.0 million.

(2)	In current dollars (undiscounted).
(3)	This chart does not include obligations that can be settled by physical delivery of gold.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at September 30, 2008 and December 31, 2007 or at the date of this report.

Outlook

Balance of 2008

The Mesquite Mine is now expected to produce approximately 37,000 ounces of gold during the fourth quarter of 2008 as we commence execution of the new mine plan. Cost of sales (1) is now forecast at approximately $465 - $480 per ounce of gold for the fourth quarter of 2008. The downward revision in fourth quarter estimates are a direct result of shifting to the new mine plan as increased stripping activity at the Rainbow pit is required to prepare for 2009 – 2012 mining activities contemplated in the new mine plan. Total gold sales for 2008 is projected to be approximately 117,000 ounces of gold at an average cost of sales (1) of approximately $500 per ounce of gold. This is in contrast to previous estimates of 135,000 – 145,000 ounces of gold sold at cost of sales (1) of $470 - $490 per ounce. The unfavorable variance was a result of: higher costs with respect to fuel and tires, a decline in shovel availability in the third quarter, and a revision in planned activities for the fourth quarter of 2008.

New Mine Plan

On October 6, 2008, we announced details of our new mine plan for the Mesquite Mine. The improved mine plan is expected to boost production to approximately 700,000 ounces of gold, at an average cost of sales (1) of $420 per ounce, over the four year period from 2009 – 2012. This compares to a previously planned 635,000 ounces at an average cost of sales (1) of $425 - $435 per ounce during the period.

The new mine plan for Mesquite anticipates increased efficiencies while minimizing haul distances and thereby producing more ounces of gold and increasing annual cash flow generation over the four-year period. The impact will also include reduced gold production in the short term as we commence sequential mining of the pits.

We will focus on mining ore from the Rainbow pit starting in 2009. This compares to the previous plan in which mining moved between the Rainbow and Big Chief pits. We expect to achieve increased efficiency by consolidating equipment in one location, including reduced mining costs due to short haulage distances, no wasted time moving between pits, as well as operator efficiency. The estimated mine life remains unchanged at 14 years and we plan to mine our three pits sequentially through the duration of the mine life to continue to maximize these efficiencies.

Other Activities

Beginning in 2009, we expect to achieve higher production and cash flow under our new mine plan. Additionally, we continue to investigate the viability of other activities which could be beneficial in adding value or decreasing costs. These opportunities include:

1)	Sulfide Resources: Mesquite contains meaningful sulfide resources and we continue to explore cost-effective alternatives to enhance recovery and economically justify the mining of these sulfide ores.
2)
Continuous Improvement:  A continuous improvement program throughout the Mesquite operation continues in an effort to further increase productivity. One of the options considered was conveyor haulage, however, after completing a conveyor haulage study, we have determined that the option would not achieve sufficient annual cost efficiencies to warrant the significant capital expenditure.

3)	Fleet Enhancement: We are currently negotiating and anticipate deliveries of lower cost tires for its mining fleet in the early part of 2009.
4)	Increased Mining Rate: Mesquite is continuing to negotiate with the local county to increase its mining permit above the current ceiling of 60 million tons per year.

We are well-positioned to utilize Mesquite’s cash flow as a strategic platform for disciplined growth, through the acquisition of undervalued assets in politically stable North America.

(1)	Cost of sales per ounce is defined as cost of sales as per the Western Goldfields’ financial statements divided by the number of ounces sold.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk, including changes in interest rates and prices of certain commodities, notably gold and fuel. A change in the market price of these commodities significantly affects our profitability and cash flow.

Gold prices can fluctuate widely due to numerous factors, such as: demand, forward selling by producers, central bank activities, the strength of the U.S. dollar and global mine production levels. We use forward gold sales contracts to manage a portion of our exposure to risk arising through changes in the price of gold. While we are exposed to credit risk in the event of non-performance by counterparties to these agreements, in all cases the counterparties are highly rated financial institutions and we do not anticipate non-performance. We do not hold or issue derivative financial instruments for trading purposes.

At September 30, 2008, our forward gold sales contracts consisted of a series of contracts to sell 5,500 ounces per month at a price of $801 per ounce over a remaining 75-month period to December 2014. The fair value of the remaining contracts as at September 30, 2008 was $(60.3) million and at December 31, 2007 was $(58.9) million.

We monitor our hedge positions and perform sensitivity analyses on our forward contracts to determine the mark-to-market gain/loss at current gold prices. We estimate that a 10% change in the spot price of gold from the level of $885 per ounce at September 30, 2008 translates into a mark-to-market fluctuation of approximately $35.1 million.

Gold sales covered by the forward sales contracts represent approximately 45% and 44% of our forecast annual shipments for the remainder of 2008 and 2009, respectively. The balance of our shipments will be sold in the spot market. We estimate that a 10% change in the price of gold from the level of $885 per ounce at September 30, 2008 translates into a $1.8 million increase/decrease in revenues from un-hedged, remaining production in 2008 and $7.3 million of full production in 2009.

Fuel costs are a significant cost element at Mesquite. For the nine months ended September 30, 2008, fuel costs represented approximately 41% of our mine operating costs. The market price of diesel and gasoline is unpredictable and can fluctuate significantly. During the first nine months of 2009, world oil prices were at very high levels and were being reflected in the price paid for fuel. We estimate that a 10% change in the price of diesel fuel from the level of approximately $3.20 per gallon experienced during Q3/08 translates into a $1.6 million increase/decrease in mining costs.

At September 30, 2008 we had $86.3 million of bank debt outstanding of which an estimated $15.1 million is current. This debt currently bears interest based on short-term U.S. dollar LIBOR rates, generally for one-month periods, plus 2.2%. A 1% fluctuation in U.S. dollar LIBOR rates at current levels of indebtedness would translate into a $0.9 million change in reported pre-tax income.

We have a bonding and insurance program, primarily with American International Specialty Lines Insurance Company (“AIG Insurance”) in respect of the operations and closure liabilities of the Mesquite Mine. At September 30, 2008, we had $8.9 million in the account. On September 16, 2008, AIG Insurance’s parent company, American International Group, Inc. (“AIG”), suffered a liquidity crisis following the downgrade of its credit rating. The United States Federal Reserve has since loaned money to AIG in order for the company to meet its obligations to post additional collateral to trading partners. As a result of Federal and State laws governing the operation of AIG Insurance, it is not believed that our funds are at risk.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Congrove Construction Matter

The Company, through its subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a Management Representative Agreement dated August 7, 2007 (the “Agreement”) with Congrove Construction (“Congrove”) of Yuma, Arizona, in respect of certain construction activities associated with the Mesquite expansion project. WMMI terminated the Agreement on the grounds of bad faith demonstrated by Congrove in the carrying out of its contractual duties. On July 3, 2008, legal counsel acting for Congrove filed a complaint and demand for jury trial with the United States District Court, Southern District of California, asserting that WMMI materially breached the Agreement by failing to provide complete plans in a timely manner, by wrongfully terminating Congrove’s services on the construction project and, by failing to pay monies owing to Congrove under the Agreement. Congrove is seeking relief in the amount of $0.6 million plus interest thereon. Congrove filed and recorded a notice of litigation in September 2008.

We believe these claims are without merit and will vigorously defend against such claims.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2008.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6. Exhibits

31.1   Rule 13a - 14(a) Certification of Principal Executive Officer*

31.2   Rule 13a - 14(a) Certification of Principal Financial Officer*

32.1   Section 1350 Certification of Principal Executive Officer*

32.2   Section 1350 Certification of Principal Financial Officer*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2008

WESTERN GOLDFIELDS INC.

	By:	/s/ Raymond Threlkeld
Raymond Threlkeld
President and Chief Executive Officer