Form 10-K
period 2008-12-31
Western Goldfields Inc.
filed 2009-03-11
CIK 1394186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10 - K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from – to –

Commission File Number: 000 - 51076

WESTERN GOLDFIELDS INC.
(Name of Registrant in its Charter)

Ontario, Canada	98 - 0544546
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Royal Bank Plaza, South Tower, 200 Bay Street, Suite 3120, P.O. Box 167
Toronto, Canada	M5J 2J4
(Address of Principal Executive Office)	(Postal Code)

Registrant’s telephone number, including area code: (416) 324 - 6000

Securities registered under Section 12(b) of the Exchange Act:  None

Securities Registered pursuant to Section 12 (g) of the Act:  Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act. Yes ☐ No ☒

Indicate by check mark if the issuer if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (check one):  Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2008 was $152,628,342. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 5, 2009 there were 135,531,286 shares of common stock of the issuer issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included and from time to time may make in our public filings (including this Form 10-K), press releases or other public statements, forward-looking statements, including, without limitation, in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events and, by their nature, are inherently uncertain and beyond our control.

These forward-looking statements are based on the best estimates of management at the time such statements are made.  Expected production, results and cost of sales (including without limitation, statements made with respect to future production and costs contemplated in our new mine plan) are based in part on current and historical production and cost data factoring certain assumptions with respect to future metal prices, costs, availability of supplies and labor and other parameters.

The nature of our business makes predicting the future trends of our revenues, costs, production, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward looking-statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation:

•	the effect of political, economic and market conditions and geopolitical events;
•	the actions and initiatives of current and potential competitors;
•	our reputation;
•	investor sentiment; and
•	other risks and uncertainties detailed elsewhere throughout this report.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, any amendments thereto, available on the Securities and Exchange Commission website at www.sec.gov , and in the corresponding documents filed in Canada.

CAUTIONARY NOTE TO U.S. INVESTORS CONCERNING ESTIMATES OF MEASURED,
INDICATED AND INFERRED RESOURCES

This 10-K uses the terms "measured", "indicated" and/or "inferred" mineral resources. United States investors are advised that while such terms are recognized by Canadian regulations, the United States Securities and Exchange Commission does not recognize them. United States investors are cautioned not to assume that all or any part of mineral resources will ever be converted into mineral reserves. Inferred mineral resources have a great amount of uncertainty as to their existence, and as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or other economic studies. United States investors are cautioned not to assume that all or any part of an inferred mineral resource exists, or is economically or legally mineable.

Subsequent Event and Proposed Business Combination

The Company, Western Goldfields Inc. and New Gold Inc. (“New Gold”) have entered into a definitive business combination agreement dated as of March 3, 2009 for the purpose of combining the ownership of their respective businesses.  Under the terms of the agreement, New Gold will acquire by way of a plan of arrangement all of the outstanding common shares of Western Goldfields in exchange for one New Gold common share and CDN$0.0001 in cash for each common share of Western Goldfields (the "Transaction").  Upon completion of the Transaction, New Gold will have approximately 348 million shares outstanding (436 million fully-diluted).

The Transaction is subject to regulatory approvals, court approval and obtaining a minimum two-thirds approval of those shares voted at a special meeting of the shareholders of Western Goldfields and majority approval at a special meeting of the shareholders of New Gold.  The Transaction has been structured as a plan of arrangement under the Business Corporations Act (Ontario).  The parties expect to complete and mail the joint information circular in April 2009 and plan to hold the special meetings in May 2009.  The Transaction is expected to close at the end of May 2009.

The definitive business combination agreement entered into in connection with the Transaction includes a commitment by each of New Gold and Western Goldfields not to solicit alternative transactions to the proposed Transaction. In certain circumstances, if a party terminates the definitive agreement to enter into an agreement to effect an acquisition proposal that is different from the Transaction, then such party is obligated to pay to the other party as a termination payment an aggregate amount equal to CDN$8.8 million. Each party has also been provided with certain other rights, representations and warranties and covenants customary for a transaction of this nature, and each party has the right to match competing offers made to the other party.

See “Item 1A. Risk Factors – Risks Related to the Business Combination with New Gold and Operations of the Combined New Gold and Western Goldfields” for a discussion of some of the risks associated with the transaction.

PART I

ITEM 1.    BUSINESS

(a) Business Development

We were formed pursuant to a reorganization completed in June 2007 whereby our predecessor, Western Goldfields, Inc., an Idaho corporation (“WGI Idaho”), became our wholly-owned subsidiary as a result of a merger with a newly created subsidiary company, Western Goldfields (USA) Inc., a Nevada Corporation. WGI Idaho was incorporated as Bismarck Mining Inc. in the State of Idaho in 1924 and changed its name to Western Goldfields, Inc. in July 2002. We are an independent gold producer focused on increasing production and maximizing cash flow generation from our Mesquite Mine (“Mesquite” or the “Mine”) in Imperial County, California.

Mesquite is our most important asset, and during 2008 provided us with gold production from material that was placed on the heap leach pad from two of our three open pits: Rainbow and Big Chief. No mining was conducted from the Vista pit area. In January 2008 we commenced operations for the production of gold from ore placed on the leach pad in the second half of 2007. The gold produced provided us with positive operating cash flow beginning in the third fiscal quarter of 2008.

In 2007 we completed the financing required for the development of the Mesquite Mine to bring it back into full production based on the feasibility report completed in August 2006. See “Our Feasibility Study” below and “Cautionary Notice Regarding Forward-Looking Statements.”

New Management and Private Placement Financing

On February 13, 2006, we announced the restructuring of our Board of Directors and the appointment of a new senior management team, including Mr. Randall Oliphant as Chairman of the Board, Mr. Raymond Threlkeld as President and Chief Executive Officer, and Mr. Brian Penny as Chief Financial Officer. On February 20, 2006, we announced the completion of a $6.0 million private placement of our common stock. The proceeds from this private placement were used:

•	to repay in full our outstanding debt facility of $1.5 million plus accrued interest;

•	to pay $2.0 to Romarco Minerals Inc. in full satisfaction of amounts owing upon termination of a merger agreement with that company;

•	to pay costs of approximately $0.8 million for the completion of the Mesquite feasibility study; and

•	the balance for general corporate purposes.

Feasibility Study and Subsequent Developments

On August 9, 2006, we announced the completion of a positive feasibility study to expand the operation of our Mesquite mine property. We also announced proven and probable reserves of 2.36 million ounces of gold. Accordingly, we began to capitalize costs incurred in the development of the Mesquite Mine.

After completion of the feasibility study, our primary focus was on obtaining financing for and completing the expansion of the Mine.

On November 30, 2006, we announced the signing of a mandate letter with Investec Bank (UK) Limited to arrange and underwrite up to $105 million of project debt and that we had received an indicative term sheet.

On December 13, 2006, we announced positive initial results from the exploration drilling program underway at the Mesquite Mine.

On January 25, 2007, we sold 31,115,000 shares of common stock at Cdn. $2.25 per share pursuant to a prospectus supplement to our shelf prospectus, which we filed in October 2006 for gross proceeds of approximately $59.4 million and net proceeds of approximately $55.2 million. On February 1, 2007, we sold a further 2,215,000 shares of common stock at Cdn. $2.25 per share pursuant to a prospectus supplement to our shelf prospectus, for gross proceeds of approximately $4.2 million and net proceeds of approximately $4.0 million. These shares of common stock were issued upon the exercise of the underwriter’s over allotment option. We have been using the proceeds from this offering to finance our on-going activities at Mesquite, including the acquisition of the majority of the mining equipment fleet, as well as for general corporate purposes. On March 30, 2007, the Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc., entered into a new term loan facility with Investec Bank (UK) Limited under which the Company will be able to borrow up to $105.0 million in connection with the development of the Mesquite Mine. Interest on advances will be at U.S. LIBOR plus 2.2% until completion (as defined in the credit agreement) and 1.75% after completion. Completion is expected to occur during the first half of 2009. The agreement, in conjunction with the earlier equity financing, completed the financing requirements for Mesquite. The Company had drawn $86.3 million at September 30, 2008 to complete the Mesquite development plan and subsequently, during the fourth fiscal quarter of 2008, repaid $17.7 million leaving $68.6 million outstanding under the credit facility at December 31, 2008.

On March 26, 2007 we announced proven and probable reserves of 2.77 million ounces due to the successful 2006 drilling program.

On October 12, 2007 we completed an offering of an aggregate of 11,316,000 common shares of the Company, at Cdn. $3.05 per share pursuant to a short form prospectus filed in Canada. The offering was not registered in the United States. The gross proceeds received from this offering were $35.0 million and the net proceeds were approximately $33.4 million. The proceeds from this offering have been and will continue to be used to finance regional exploration activities, carrying out testing on the non-oxide resources, corporate development activities and for general working capital purposes.

On October 6, 2008 we announced the implementation of an Improved Mine Plan (“the Plan”) which would lead to sequential mining of the three open pits, beginning in the Rainbow pit, and result in higher production of gold in the four year period 2009 through 2012. As a result of the Plan, certain conditions of the credit agreement were revised including the repayment terms and timing of the completion testing. The repayment schedule was accelerated as a result of the increased production profile with an amortization schedule requiring full repayment by the end of fiscal 2012 versus the end of fiscal 2014 previously. The timing for completion testing was extended with completion required by the end of the second fiscal quarter of 2009.

On November 4, 2008 we announced a share repurchase by way of a normal course issuer bid to purchase certain of our outstanding common shares through the Toronto Stock Exchange and NYSE Alternext. We initiated the repurchase program as we felt the market price of the common shares was not reflective of the underlying value. From the period November 7, 2008 through December 31, 2008, the Company repurchased 2.3 million shares at an average price of Cdn. $1.36 per share spending a total of Cdn. $3.1 million on the repurchases including commission related expenses. No additional repurchases have taken place to-date in fiscal 2009.

The expansion of the Mine commenced in 2006 and was substantially completed by the end of 2008 at a total cost of $111 million. On August 28, 2006, our common shares commenced trading on the Toronto Stock Exchange under the symbol WGI, and on November 8, 2007, our common shares commenced trading on the American Stock Exchange, now the NYSE Alternext, under the symbol WGW.

Hedging Activities

Our preferred approach is to avoid the hedging of gold and provide our shareholders with leverage to changes in the price of gold by selling in the spot market. Under the terms of the term loan facility which we negotiated in early 2007, we were required to enter into a gold hedging program acceptable to the banking syndicate. In June 2007 we entered into a series of forward sales contracts for 429,000 ounces of gold at a price of $801 per ounce. These hedging contracts represent a commitment of 5,500 ounces per month for 78 months commencing July 2008 with the last commitment deliverable in December 2014. During the second half of fiscal 2008, we delivered 33,000 ounces into the hedge leaving 396,000 ounces hedged at December 31, 2008. We also delivered 5,500 ounces in each of January and February 2009 as required under the terms of the agreement.

The Company has not designated these contracts as cash flow hedges. Accordingly the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market adjustments of these contracts is immediately reflected in the Company’s statement of operations and the cumulative effect is reflected as an asset or liability on the balance sheet. At December 31, 2008, the spot price for gold was $870 per ounce compared with our forward sale price of $801, which resulted in our recording an unrealized loss of $45.2 million of which $5.6 million is current.

On December 18, 2008 we announced our entry into a fuel hedge program with the hedge of 1.5 million gallons of diesel in each of 2009 and 2010; the 1.5 million gallons represents approximately 25% of the expected diesel consumption in each year. The diesel was hedged at forward prices of $1.82 and $2.00 per gallon for 2009 and 2010, respectively. In addition to these hedged prices, the Company expects to incur approximately $0.15 per gallon related to tax and delivery charges. As approximately 20% of Mesquite’s operating costs are attributable to diesel consumption, the Company felt it prudent to fix this portion of the overall diesel costs. Subsequent to the year end, on January 13, 2009, we announced additional fuel hedges of 1.4 and 1.5 million gallons of diesel in 2009 and 2010, respectively. This second round of hedged diesel was at forward prices of $1.68 and $1.87 per gallon for 2009 and 2010, respectively. Overall, the Company now has approximately 50% of its expected diesel consumption hedged for each of 2009 and 2010 at weighted average prices of $1.75 and $1.94 per gallon (excluding the estimated $0.15 per gallon for tax and delivery charges).

Reorganization

On June 19, 2007 the shareholders of our predecessor company, WGI Idaho, approved an agreement and plan of merger which became effective June 29, 2007 whereby our place of incorporation was changed from Idaho, USA to Ontario, Canada, and our name was changed from Western Goldfields, Inc. to Western Goldfields Inc. (or “WGI Ontario”). We believe that the reorganization allows us to take advantage of financial and other business opportunities that would not be available under our previous corporate structure, including: being able to complete transactions requiring shareholder approval more quickly; having a higher profile in the Canadian markets; and being a more attractive investment to a wider range of Canadian investors, while still being able to access U.S. capital markets.

On completion of the reorganization, the shares of common stock in Western Goldfields, Inc. (the predecessor Idaho corporation) automatically became an equal number of common shares of no par value in Western Goldfields Inc. (the successor Ontario corporation) and the economic ownership of shareholders in the new company remained unchanged.

Proposed Business Combination

Western Goldfields Inc. and New Gold Inc. (“New Gold”) have entered into a definitive business combination agreement dated March 3, 2009 for the purpose of combining the ownership of their respective businesses.  Under the terms of the agreement, New Gold will acquire by way of a plan of arrangement all of the outstanding common shares of Western Goldfields on the basis of one New Gold common share and CDN$0.0001 in cash for each common share of Western Goldfields (the "Transaction").  Upon completion of the Transaction, New Gold will have approximately 348 million shares outstanding (436 million fully-diluted).

The Transaction is subject to regulatory approvals, court approval and obtaining a minimum two-thirds approval of those shares voted at a special meeting of the shareholders of Western Goldfields and majority approval at a special meeting of the shareholders of New Gold.  The Transaction has been structured as a plan of arrangement under the Business Corporations Act (Ontario).  The parties expect to complete and mail the joint information circular in April 2009 and plan to hold the special meetings of shareholders in May 2009.  The Transaction is expected to close at the end of May 2009.

The definitive business combination agreement entered into in connection with the Transaction includes a commitment by each of New Gold and Western Goldfields not to solicit alternative transactions to the proposed Transaction. In certain circumstances, if a party terminates the definitive agreement to enter into an agreement to effect an acquisition proposal that is different from the Transaction, then such party is obligated to pay to the other party as a termination payment an aggregate amount equal to Cdn. $8.8 million if New Gold is the terminating party and Cdn. $8.8 million if Western Goldfields is the terminating party. Each party has also been provided with certain other rights, representations and warranties and covenants customary for a transaction of this nature, and each party has the right to match competing offers made to the other party.

Corporate Structure:

The Company’s four wholly owned subsidiaries are: Western Goldfields (USA) Inc. (a holding company), Western Goldfields (Canada) Inc. (a management company), Western Mesquite Mines, Inc. (an operating company), and Calumet Mining Company (a dormant exploration company).

 (b) Business of the Issuer

We are a gold production and exploration company with a focus on precious metal mining opportunities in North America. Currently the Mesquite Mine is our sole mineral property. Mesquite is a low-grade, open-pit operation employing heap leach pad technology which we acquired in November 2003 from Newmont Mining Corporation (“Newmont”). The mine is permitted and financed.

From late 2003 until late 2007, the Mine provided us with residual gold production from material that had been placed on the heap leach pad by Newmont and previous owners of the property. This production provided us with some operating cash flow to help sustain our operations pending the reactivation of the Mine. In mid 2007, we commenced pre-production mining activities and in January 2008 we commenced operations for the production of gold from ore placed on the leach pad in the second half of 2007. In October 2008 we announced the Improved Mine Plan which should result in higher production of gold in the years 2009 through 2012.

In February 2006, the management team was changed and interim financing was arranged. In August 2006, we completed a feasibility study for expansion and operation of Mesquite based on proven and probable reserves of 2.36 million ounces of gold. The feasibility study provided grounds to resume mining operations and to expand existing, inactive open pit mines on the property.

After completion of the feasibility study, our priority had been to finance the development of the Mesquite Mine and bring it back into full production. We achieved both these objectives by December 31, 2007 and in fiscal 2008 the focus shifted to increasing production and maximizing cash flow generation from the Mine through planned improvements to the property. The Mine is fully funded and we anticipate production to average approximately 150,000 ounces per year over the twelve year life of the mine, with annual variances in production both above and below this average.

In late 2006 we embarked on an expansion capital expenditure program budgeted at $108.6 million to acquire the mobile mining fleet and carry out several major infrastructure projects necessary to bring Mesquite back into full production. The fleet includes 14 haul trucks, 2 shovels, 1 front end loader and several ancillary items. Commencing in the Spring of 2007 we started to take delivery of the mining units and by year-end 2007 all the units had been placed into service. The major items in the construction program were the leach pad expansion, retrofit of the process plant, and construction of a truck repair shop, warehouse and mine operations administrative office. The expansion program was substantially completed by December 31, 2008 at a total cost of $111 million.

On March 26, 2007 we announced that we had increased proven and probable reserves at Mesquite from 2.36 million ounces of gold to 2.77 million ounces. Approximately 50% of the increase is attributable to results from a drilling program of 27 holes at the Brownie Hill area of the mine which converted inferred oxide resources to proven and probable reserves, and the remaining 50% is attributable to an increase in the reserve gold price assumption from $450 to $500 per ounce.

At December 31, 2008, proven and probable reserves were estimated to be 2.57 million ounces, a reduction of 0.20 million ounces, reflecting production depletion from mining activity in 2008.  There was no change in the reserve gold price assumption of $500 per ounce.

Our current operations involve circulating cyanide solution through the heap leach pad. The gold and silver in solution is then extracted by processing the “pregnant” solution through activated carbon which is then periodically treated to recover the gold and silver into dore. The dore is then transported to Johnson Matthey Inc. for further refining to 99.99% pure bullion.

We sell our gold production to bullion dealers and refiners. In 2008, our sales of $95.4 million were apportioned between the spot gold market and delivery into the gold hedge per the terms of our credit facility. $69.0 million of sales were generated at the spot gold price with $26.4 million of sales attributable to the sale of 33,000 ounces of gold at fixed forward prices of $801 per ounce.  The loss of any of our customers would not have a material adverse effect on the Company as there is an available market for our gold bullion from other purchasers.

Description of the Mesquite Mine

The Mine property is located primarily in Sections 3-10 and 15-19, Township 13 South, Range 19 East, SBB&M, south of the Chocolate Mountains in Imperial County, California, approximately 35 miles east of Brawley, California, and 45 miles northwest of Yuma, Arizona, just north of the Mexican border at an elevation of between 600 and 1,000 feet above sea level. The property consists of 309 unpatented mining and millsite claims located on federal land administered by the Bureau of Land Management (“BLM”), approximately 170 patented tracts that are privately owned, and one piece of school trust lands leased from the California State Lands Commission (“State”). Part of the property is operated by Western Mesquite Mines, Inc. (“WMMI”) for mining purposes and part is operated by County Sanitation District No. 2 of Los Angeles (“LACSD”) for a regional landfill facility. The rights and obligations of WMMI and the LACSD are contained in a Mineral Lease and Landfill Facilities Lease Agreement dated June 25, 1993 (“the Landfill Agreement”). The term of the Landfill Agreement is 31 years commencing June 25, 1993, and so long thereafter as WMMI continues to mine or process ore on the property, but not to exceed 85 years in total. LACSD began transporting refuse to their landfill site during the latter portion of 2008.

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

▪
WMMI leases a group of five unpatented mining claims from Bonnie Kovac, James Harbison and Stephen Galambos, Jr. pursuant to a Mineral Lease and Purchase Option dated October 20, 1982. The term of that lease is initially for 21 years and for a period so long thereafter as WMMI continues to exercise certain rights and continues to make minimum advance royalty payments under the lease.

▪
WMMI leases 657.87 acres of land from the State pursuant to a Mineral Extraction Lease (No. PRC 8039.2) issued October 1, 2002. The term of that lease is ten years with a preferential right to renew for two successive periods not to exceed ten years each upon such reasonable terms and conditions as may be prescribed by the State.

The overall area covered by the Conditional Use Permit, issued by Imperial County, and the Record of Decision, issued by the BLM, is approximately 5,200 acres. Mining operations are supported by existing infrastructure, a reliable water supply, grid electric power and State Highway 78, which passes close to the Mine. The nearest rail siding is 15 miles away, but the rail line will be extended to the Mine as part of the LACSD landfill project; this rail line extension is currently in progress. The property is in a desert region with average annual rainfall of approximately three inches and sparse desert vegetation.

Since mining operations commenced in 1986, three major pits have been developed: Big Chief to the northwest of the property, Rainbow to the northeast of the property, and Vista in between them. The Mine infrastructure is located in the center of the property, feeding two distinct areas of leach pad located to the south on the pediment. The carbon plant is located to the southwest of the leach pad.

Expansion plan

Newmont developed a Mesquite Mine expansion plan to mine additional mineralized material remaining in-situ and adjacent to the open pits. A Record of Decision (“ROD”) was issued by the BLM in 2002, allowing for the expansion of the existing operations. The ROD defines and authorizes future new disturbance that allows for expansion of the Big Chief, Rainbow and Vista open pits. Our feasibility study of August 2006 is the basis for the redevelopment of the mining operations.

Under the terms of our permits, we will process run-of-mine ore by expanding the easternmost, Phase 6 leach pad. The feasibility study report set out the mining fleet requirements for pre-production and commercial production. Our fleet acquisition program in 2007 was based on these requirements. Additional investment in the processing facilities, in the amount of $26.5 million, which includes $19.5 million for the heap leach pad expansion and $7 million for new processing facilities and modernization of existing facilities was also included in the expansion. The retrofit of the process plant was completed during the first fiscal quarter of 2008; new carbon columns for the processing circuit were also installed during the quarter and were brought on line April 25, 2008. In May 2007, an additional $2.6 million surety bond was posted in respect of future reclamation costs, bringing the total amount subject to such bonds in respect of reclamation costs to $11.3 million. Permit conditions defined by the ROD also include, among other things, the implementation and maintenance of tortoise education programs for employees, the construction of approved tortoise fencing and the provision of 1,394 acres of tortoise habitat within the Chuckawalla Bench Area, an area to the north of Mesquite Mine, to mitigate future disturbance of tortoise habitat. During the fourth quarter of 2006 we provided funds to the appropriate regulatory agencies for the purchase and management of the compensation lands.

Hanson Natural Resources Company (“HNRC”), a previous owner of the Mine, permitted a permanent landfill facility on a portion of the lands occupying the southwest sector of the property. In June 1993, Newmont entered into a mineral lease and landfill facilities lease agreement with HNRC to conduct mining operations concurrently with the proposed landfill operation. HNRC subsequently sold the landfill site to LACSD which began landfill operations in late 2008. We believe that there are opportunities for synergies between our mining operations and this future landfill operation. This agreement is more fully described in Future Landfill Development, below.

Geology, Mineralization and Prior Mining Operations

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

Goldfields Mining Corporation (“Goldfields”), began acquiring leases and started an exploratory drill program and ultimately the Mine was developed in 1985 with the construction of an open pit mine with heap leach gold recovery that commenced commercial operations in March 1986. In 1989, HNRC acquired Goldfields and subsequently exchanged its wholly owned gold operations for assets held by Santa Fe Pacific Minerals Corporation (“Santa Fe”) in 1993. In 1997, Newmont acquired Santa Fe and continued mining operations until May 2001. Newmont continued depositing ore on the heap leach pad until August 2001. Residual gold was drawn from the leach pad from 2001 until late 2007.

Total gold production from mine inception in 1986 through December 31, 2007 consisted of approximately 4,000,000 ounces of gold being placed on the leach pad resulting in approximately 3,000,000 ounces of gold being produced and sold.

Holding costs and royalty agreements

We pay annual holding costs for our Mesquite properties of approximately $180,000. These include payments to the BLM, maintenance fees to Imperial County, California, state lease fees, a lease payment to LACSD and other lease fees and property taxes.

Previously mined material and any newly mined material at Mesquite will be subject to production royalties ranging from 2.0% to 6.8% depending on the location.

Newmont retained a 50% interest in the net operating cash flow on the ore they had mined and that was on the pad undergoing residual leaching. No royalty was paid under the contractual agreement in 2006 or 2007. This cash flow royalty was terminated in 2007.

In addition, Newmont retained a production royalty ranging from 0.5% to 2.0% net smelter return (“NSR”) on any newly mined ore. We started to pay this royalty in respect of our new production in late 2007. This interest was assigned by Newmont to Franco-Nevada U.S. Corporation under an agreement dated December 20, 2007. A total of $2.1 million was paid during 2008 as a result of the NSR royalty.

The Mesquite properties are subject to the following royalties:

Property	Original Owner	Franco-Nevada
California State Lands Lease	4.0 – 6.0%	0.5%
Wade/Kelly Patents	6.3%	0.5%
McCrae/Hoover Patents	6.0%	0.5%
Glamis & Associates Claims	2.0%	1.0%
Hospah Claims (Newmont)	—	2.0%

The life-of-mine average expected royalty is approximately 2.4%.

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

Reclamation and remediation activities

With no new ore having been placed on the leach pad since 2001, the productive capacity of the leach pad progressively deteriorated through 2007. Although we implemented various strategies to maintain output levels and monitor solution grades being produced by the leach pad, during the third quarter of 2006 we concluded that it was no longer economic to continue leaching the Vista pad and we commenced closure operations. Rinsing of the pad was completed in late January 2007 and a 16 hole drilling program was conducted to provide information as to residual cyanide levels. Formal approval of this closure was received from the California Regional Water Quality Board in May 2007. Costs of $0.3 million relating to the Vista Pad reclamation and closure program were fully recoverable from the reimbursement account maintained with American International Group, Inc. (“AIG”).

We carry out regular reviews of our plans and provisions for closure operations. The feasibility study completed in August 2006 increased the mineral reserves for the Mesquite Mine. As a result, we completed a review of the reclamation plan and the reclamation and remediation liability as at September 1, 2006. The net present value of these obligations was revised to $4.9 million. In May 2007, we announced a further increase in the mineral reserves and the net effect was reflected in an increase of $0.1 million in our provision for reclamation and remediation as at December 31, 2007.  In 2008, our asset retirement obligations related to the Mesquite Mine were independently assessed by a third-party engineering firm.  The impact of the assessment was a reduction of $0.2 million relating to changes in timing of future reclamation activities and substantive changes in the mine closure plan.  More specifically, the substantive changes included:
•
Revision due to pre-2008 over-estimation of total area to be reclaimed.  Mesquite's original planned closure costs were based on Newmont’s assessment; Newmont had not claimed credit for major earthwork performed over a large part of the mine (waste rock facilities), and had retained acreages which do not exist as a liability.

•
Downward revision in rinsing volume required for the heap leach based on recent experience.  Mesquite closed the Vista heap with one-third pour volume of water pumped up and through the heap, versus one-pour volume assumed in previous cost estimates.  We have now revised costs to about three-quarter pour volume, as a reasonable balance between conservatism and actual experience.

Until late 2007, virtually all our gold production at Mesquite came from residual leaching operations. During this period we were operating under an Interim Management Plan (IMP) prepared and approved by the U.S. Bureau of Land Management. The plan outlined the measures to be undertaken by us, as operator of the Mesquite site, to maintain the site during the period of non-mining activity. Under the IMP, priority was given to protecting public health and safety, while maintaining the site in a condition suitable for reopening when economic conditions were favorable.

Our feasibility study

In March 2006 we initiated a feasibility study with a view to establishing mineable reserves at Mesquite. Specifically, the study was designed to determine whether mineralized material, that is accessible under the approved expansion permits, can be economically exploited. The study used drilling results conducted by previous holders of the property and mineral rights. The total cost of the feasibility study was approximately $0.8 million. In August 2006, Micon International Limited (“Micon”), an independent consultant of Toronto, Canada, completed the feasibility study and reported positive results. The mineral reserve estimate for the Mesquite Mine Feasibility Study was prepared by M. Hester FAusIMM, Vice President, Independent Mining Consultants, Inc. (“IMC”), Tucson AZ. IMC updated the resource block model for the Mesquite Mine in May 2006.

IMC later completed a life of mine production schedule to tabulate ore tons, gold grade, total material tons, and waste material tons on an annual basis. The distribution of ore and waste contained in each of the mining phases was used to develop the schedule, assuring that criteria such as continuous ore exposure, mining accessibility, and consistent material movements were met.

It was the opinion of IMC that the mine production schedule defined a mineral reserve for a mining project. Measured and indicated mineral resources in the design pits were converted to proven and probable mineral reserves respectively. Oxide reserves are reported above a cut-off grade of 0.006 oz per ton, non-oxide reserves are reported above a 0.012 oz per ton cut-off grade.

Based on these estimated mineable reserves, we developed a mine plan and processing design to mine and treat approximately 16 million tons per year of ore.  Based on the total of 131 million tons contained in the mineable reserves, a project life of approximately 13 years was proposed, including 19 months of engineering, procurement, construction and development followed by 9½ years of mine production and 2 additional years of re-leaching.

A full version of the feasibility study can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Capital and Operating Costs – Updated Projections

While we believe that the Feasibility Study provided an excellent basis for the long term planning for resumption and continuation of mining operations at Mesquite, we recognize that the cost structure and assumptions that underpin it are dynamic. We continue to experience a period of significant volatility in the demand for mineral resources which has had a significant impact on commodity prices and on the price and availability of many of our major cost inputs. We are continually updating our projections and assumptions based on changing circumstances.

A $108.6 million expansion capital spending plan for Mesquite, including $76.5 million for acquisition of the mining fleet, was approved by our Board of Directors in late 2006. The major reason for the increase over the Feasibility Study estimate of $97.9 million was our decision to source haul trucks that would meet California’s stringent environmental standards. The spending on the program to date was approximately $111 million at December 31, 2008.

The cost of sales per ounce(1) of $508 for 2008 was higher than previously anticipated as a result of higher fuel costs through the majority of the year, unexpected maintenance expenses related to the truck and shovel fleet and the production of fewer gold ounces. Fewer ounces were produced due to lower than expected truck and shovel availability, increased stripping in late 2008 resulting from the Improved Mine Plan and lower than expected benefit from secondary and tertiary leaching as the second lift was placed on the pad later than expected. In late 2008 and early 2009, the Company has worked to control costs going forward. We have hedged approximately 50% of our estimated diesel fuel requirements in each of 2009 and 2010. In addition, we have procured and will continue to procure radial tires for the truck fleet; the radial tires are less expensive and better performing than the bias ply tires that were available in the market during 2008. The radial tires also provide the ability for the trucks to travel faster with increased payloads creating the potential to reduce operating costs. Production for 2009 is forecast between 140,000 – 150,000 ounces of gold at a cost of sales of $530 - $540 (1) per ounce. Included in this cost estimate are approximately $11 million, or $75 per ounce, in costs related to high cost inventory on the leach pad at December 31, 2008 being replaced by lower cost inventory at December 31, 2009. These costs were incurred in fiscal 2008 and therefore do not impact 2009 cash flow. Production for 2010 is expected to be approximately 175,000 ounces at cost of sales of approximately $400(1) per ounce.

(1)	Cost of sales per ounce is a non-GAAP measure and is defined as cost of sales per the Company’s financial statements (mine operating costs plus royalties) divided by the number of ounces sold.

Mineral Resources and Reserves

In August 2006, we announced the results of our Feasibility Study estimating a proven and probable reserve of 2.36 million ounces based on a gold price of US $450 per ounce. Measured and indicated mineral resources (inclusive of mineral reserves), were estimated to be 3.6 million ounces based on a US $500 per ounce gold price.

In March 2007, we announced that we had increased proven and probable reserves at Mesquite to 2.77 million ounces. Estimated measured and indicated resources (inclusive of reserves) also increased to 3.9 million ounces.

Approximately 50% of the reserve increase was attributable to assay results from a drilling program of 27 holes at the Brownie Hill area of the mine which converted inferred oxide resources to proven and probable reserves, and the remaining 50% was attributable to increased gold price assumptions: from US $450 to US $500 per ounce for reserves and US $ 500 to US $600 for resources.

As at December 31, 2007, proven and probable reserves were estimated to be 2.76 million ounces, reflecting minor production depletion of the March 2007 reserve base. Estimated measured and indicated mineral resources (exclusive of mineral reserves) increased to 4.3 million ounces.

The December 31, 2007 resource and reserve estimate included all results from 125 exploration drill holes completed on the project since 2006.  The gold price assumption for mineral reserves remained unchanged relative to the March estimate at US $500 per ounce. The gold price assumption for mineral resources was increased to US $650 per ounce. Measured and indicated mineral resources increased by approximately 400,000 ounces, equally attributable to the additional drilling results and the increase in gold price.

As at December 31, 2008, proven and probable reserves were estimated to be 2.57 million ounces, a decrease of 0.20 million ounces, reflecting production depletion through the end of December 2008.  The gold price assumption for mineral reserves remained unchanged relative to the December 2007 estimate at US $500 per ounce.

Estimated measured and indicated resources (inclusive of mineral reserves) for the project as at December 31, 2008 were estimated to be 4.1 million ounces with the decrease reflecting production depletion from the December 31, 2007 estimate.

The majority of the data used to estimate the December 31, 2008 resources and reserves was previously reviewed and verified by IMC as part of the 2006 Feasibility Study and a description of the procedures used is included in the Mesquite Gold Project Technical Report dated May 26, 2006. Data collected since filing of said Technical Report has been reviewed and verified by W. Hanson, P.Geo., Vice President of Mine Development, a “qualified person” under Canada National Instrument 43-101.

Mesquite Mineral Reserves and Resources (1) (4) (6)
December 31, 2008

Mineral Reserves
			Grade
Class	Type	Tons (x 1,000) (2)	(Au ozs /ton)	Ounces	Metallurgical Recovery (3)
Proven	Oxide	91,982	0.015	1,413,000	75-80%
	Non oxide	16,429	0.023	386,000	35-40%
	Subtotal	108,411	0.017	1,799,000

Probable	Oxide	35,287	0.017	599,000	75-80%
	Non oxide	7,914	0.022	176,000	35-40%
	Subtotal	43,201	0.018	775,000

Proven & Probable	Total	151,612	0.017	2,574,000

Mineral Resources (4) (5) (6)
(Exclusive of Reserves)

		Tons	Grade
Class	Type	(x 1,000) (2)	(Au ozs/ton)
Measured	Oxide	—	—
	Non oxide	4,707	0.025
	Subtotal	4,707	0.025

Indicated	Oxide	63,626	0.011
	Non oxide	32,344	0.021
	Subtotal	95,970	0.015

Measured & Indicated	Total	100,676	0.015

Inferred	Oxide	4,958	0.013
	Non oxide	4,798	0.022

Inferred	Total	9,756	0.018

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 1,000.

(3)
Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest 1,000.

(4)
Mineral resources and mineral reserves are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum’s (CIM) “Standards on Mineral Resources and Reserves, Definitions and Guidelines”. The mineral reserves disclosed above also meet the definition of reserves as defined under the United States Securities Commission Industry Guide 7.

(5)
CAUTIONARY NOTE TO U.S. INVESTORS CONCERNING MEASURED, INDICATED AND INFERRED MINERAL RESOURCES: These terms are required by the CIM’s “Standards on Mineral Resources and Reserves, Definitions and Guidelines”. U.S. INVESTORS ARE CAUTIONED NOT TO ASSUME THAT ALL OR ANY PART OF THE STATED MINERAL RESOURCES WILL BE CONVERTED INTO RESERVES.

(6)
The mineral resource and reserve estimates set out above were prepared under the supervision of Mr. W. Hanson, P.Geo., Vice-President of Mine Development, Western Goldfields Inc., who is a “qualified person” under Canadian National Instrument 43-101.

The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated in a full feasibility study to be viable and justifiable under reasonable investment and market assumptions.

The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at the Mesquite Mine will be accomplished in the ordinary course and in a timeframe consistent with our current mine plan.

The Company’s disclosure includes the terms mineral resources and mineral reserves, as defined by the Canadian Institute of Mining, Metallurgy and Petroleum’s Standards on Mineral Resources and Reserves. The company’s disclosure also meets the definition of reserves, proven reserves, and probable reserves as defined by the United States Securities and Exchange Commission’s Industry Guide 7.

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

We believe that we operate Mesquite in compliance with all local, state and federal regulations. Stipulations in permits and approvals issued in respect of the Mine further define the site requirements. Based on our mode of operations, compliance with local, state and federal regulations relating to the protection of the environment is expected to require expenditures of approximately $0.3 million in 2009.

On November 7, 2003, we secured a bonding and insurance plan through American International Specialty Lines Insurance Company (“AIG Insurance”) in respect of the operations and certain closure liabilities at Mesquite. We paid the insurance company initial premiums of $7.7 million, comprising $6.0 million in respect of the net present value of expected reclamation costs and $1.7 million for an excess liability policy covering pollution and reclamation obligations up to $14.0 million. The insurance company has provided a series of environmental insurance programs designed to cap our liability for reclamation and closure costs, including cost overruns as a result of unexpected contamination, increased costs and legislative changes. The plan provided $8.7 million in bonds in favor of government agencies. As a result of increases in proven and probable reserves in August 2006 and March 2007, which increased the life of the mine by a total of two years, we agreed with AIG Insurance and the regulatory agencies to revisions in our reclamation cost estimates. As a result, in May 2007 the bonding program was increased by $2.6 million to $11.3 million, and we were required to place an additional $2.1 million in the reimbursement account. There were no additional changes to the program in 2008.

The insurance program covers closure and reclamation risk in excess of the amount covered by the reimbursement account with AIG Insurance, to an aggregate limit of $17.5 million (2007 - $8.7 million), and expires November 7, 2020. During 2007, the program limit and term were increased from $14.0 million and November 7, 2014 respectively.

The insurance program also covers pollution and remediation risk up to $10.0 million. Coverages pertaining to existing conditions and new conditions expire on November 7, 2013 and November 7, 2009 respectively. During 2007, the program limit was increased from $5.0 million.

Once closure of the heap leach pad covered by the bonds has started, we submit claims to the insurer to release funds from the reimbursement account to pay for the reclamation and closure expenditures as they are incurred. Any revenue from the sale of material is to our account and any gains from cost savings in the actual program versus the bonded amount will be released to us when the project bonding is released.

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

Employees

As of March 5, 2009, we had 235 employees, including our five executive officers. None of our employees are represented by a labor union. We consider our relationships with our employees to be good.

Insurance

We have the following insurance coverages which are effective until November 7, 2009:

Policy Type	Limit

Umbrella Liability	$25,000,000
Commercial General Liability	2,000,000
Directors and Officers Liability	15,000,000
Business Automotive	1,000,000
Workers Compensation	$2,000,000

In addition we have the following insurance coverages which are effective until the dates noted:

	Expiry
Policy Type	Date	Limit

Commercial Property / Builders’ Risk (1)	Jun. 1, 2009	$100,000,000
Fiduciary Liability	Nov. 7, 2009	1,000,000
Commercial Crime	Jan.12, 2010	3,000,000
Pollution Legal Liability (2)	Nov. 7, 2013	10,000,000
Reclamation Costs Policy	Nov. 7, 2020	$17,500,000

(1)	Includes $10,000,000 Business Interruption.
(2)	Includes $5,000,000 excess coverage for new conditions and pre-existing conditions expiring Nov.7, 2009 and Nov.7, 2013, respectively.

We believe that we maintain insurance at levels that are consistent with industry standards and sufficient for companies of our size and scope.

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

The Landfill Agreement sets out the parties’ respective rights and obligations with respect to real property, overburden, and ore material. The general objective of the Landfill Agreement is to enable us to freely and profitably develop and operate the Mine, and for LACSD to freely and profitably operate the landfill. This will be accomplished by:

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

Under the Agreement we have the right to explore for, mine, extract, process, market and sell ore, and otherwise conduct mining and processing activities, anywhere on the property for an initial period through 2024 with automatic extensions until 2078. LACSD began active landfill operations in late 2008 transporting refuse from Los Angeles County to the landfill site at Mesquite.

Title and liabilities - real property

Under the 1993 Agreement, LACSD has retained all reclamation and environmental responsibilities as of the closing date which were legally required to be completed and performed with respect to the Hospah owned property (as distinguished from overburden and ore material) and the Santa Fe leased property prior to that date.

Title and liabilities - overburden

Title to existing overburden and overburden stockpiles at Mesquite as at the date of the 1993 Agreement with LACSD was transferred to LACSD. Ownership of overburden material placed on the leased property after that date transfers to LACSD on its placement. We have assumed all reclamation and environmental responsibilities with respect to overburden existing as of the closing date of the 1993 Agreement and incurred after that date. The agreement makes provision for us to use material in connection with our mining operations and for reimbursement to us of any incremental costs incurred in moving material to accommodate LACSD operations.

Title and liabilities - ore, spent ore and associated materials (“Ore Material”)

We acquired the ore material that was on the leach pad on the lease property at the date of the 1993 Agreement, but LACSD has retained reclamation and environmental responsibilities up to that date. Ownership of the underlying pad and real property remains with LACSD, subject to the mining lease. Ownership of ore material placed on the pad after the 1993 Agreement belongs to us and we retain reclamation and environmental responsibilities. The 1993 Agreement provides that we are to locate any new leach pad and stockpiled ore on the leased property and also on the LACSD owned property if necessary for efficient treatment of ore.

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

LACSD may at its cost remove rinsed and certified spent ore, which has been conveyed to it, from the pad for purposes of the landfill. It will then assume reclamation and environmental responsibilities for this material and reimburse us for any incremental cost as a result of such removal. LACSD will assume reclamation and environmental responsibilities for the leach pad and associated real property only to the extent actually occupied by LACSD and incorporated by construction into the landfill project.

LACSD has the right to terminate the lease in respect of any leach pad and the associated real property on giving reasonable advance notice (1) after ore on the pad has reached design load capacity and further leaching is not economic; or (2) more than five years following cessation of regular leaching; in which event LACSD will pay us any damages in connection with the loss of prospective profits from recoverable gold left on the pad, according to calculations contained in the 1993 Agreement.

ITEM 1A.    RISK FACTORS

Factors that could cause our actual results to differ materially from those described in the forward-looking statements contained in this Form 10-K and other documents we file with the Securities and Exchange Commission include the risks described below. You should also refer to the other information in this Annual Report on Form 10-K, including the financial statements and accompanying notes thereto.

Risks Related To Our Operations

If we should experience significant net operating losses, we may need additional financing to fund our operations, which may not be available to us.

We emerged from dormancy in 1999 to pursue mineral exploration and development opportunities, and we have a limited operating history in our current form. Since we reorganized our business in 2003, we have incurred operating costs in each quarter but only began to generate any revenue in January 2004. With the resumption of mining operations in mid 2007 and gold production from new ore beginning in January 2008 we expect to generate positive cash flow in 2009 and beyond, however, we have a cumulative deficit in shareholders’ equity of approximately $61.6 million as at December 31, 2008.

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

We have 235 full-time employees including our executive officers, and we are dependent on our directors, officers and third-party contractors.

We have five executive officers and 230 other individuals who are full time employees. Our management team at Mesquite is comprised of six people. We also engage consultants from time to time. Although we believe that we have a talented team in place, competition for skilled personnel, notably geologists and engineers, is intense and there is no assurance that we will be able to hire and retain such personnel in the future. We are also dependent upon the efforts and abilities of our officers and directors. While much of our operations are handled by our employees, our directors and officers direct our policies and manage our operations. The loss of any one of these individuals could adversely affect our business.

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

If we do not continually place new ore in sufficient quantities and of adequate grade on the leach pad, we will be unable to achieve or maintain targeted production levels.

We must continually place fresh gold-bearing ore on the leach pad to replace current production. Depleted deposits must be replaced by expanding operations on our existing property or by locating new deposits in order for us to maintain our production levels over the long term. Although our Feasibility Study and mine plan indicate that, based on certain major assumptions as to the selling price of gold and cost inputs, economic deposits will be available for the life of the Mine, there can be no assurance that this will in fact be the case. Success in exploration for gold is uncertain. There is no assurance that we will continue to find additional commercially viable mineral deposits on our property. As a result, our metals inventory may decline as minerals are produced without adequate replacement.

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

We are treated as a U.S. corporation for U.S. federal income tax purposes.

Even though we are organized as a Canadian corporation, we are treated as a U.S. corporation for all U.S. federal income tax purposes.  Our status as a U.S. corporation generally will have implications for both non-U.S. and U.S. shareholders.  If we pay dividends, any dividends paid to non-U.S. shareholders will be subject to U.S. federal tax withholding at a rate of 30% of the gross amount of the dividends, unless the rate is reduced under an applicable income tax treaty.  Any dividends paid to non-Canadian shareholders, including U.S. shareholders, generally will be subject to Canadian withholding tax.  Such dividends will not constitute foreign source income for U.S. shareholders, and U.S. shareholders may not be able to claim a U.S. foreign tax credit for any Canadian withholding tax unless such U.S. shareholders have sufficient other foreign source income.  The gross amount of dividends will also be included in a U.S. shareholder’s gross income, which may result in double taxation to U.S. shareholders.  Such dividends will not constitute foreign source income for Canadian shareholders for Canadian tax purposes, and Canadian shareholders would not be able to claim a Canadian foreign tax credit for any U.S. withholding tax.  The dividends will also be subject to the standard Canadian tax rules applicable to taxable dividends received by a Canadian shareholder from a Canadian corporation and which would result in double taxation.

We may be a “U.S. real property holding corporation,” which may result in significant U.S. federal income tax consequences for non-U.S. shareholders.

We may be a “U.S. real property holding corporation” for U.S. federal income tax purposes.  If we have been a U.S. real property holding corporation at any time during the shorter of the five-year period ending on the date a non-U.S. shareholder disposes of our shares or the period during which the non-U.S. shareholder has held our shares, the non-U.S. shareholder will be subject to U.S. federal income tax on any gain realized on the disposition.  Such gain will be taxed at the rates applicable to U.S. persons, and the non-U.S. shareholder generally will need to file a U.S. federal income tax return.  As long as our shares are considered to be “regularly traded” on an established securities market, including the Toronto Stock Exchange and NYSE Alternext, the U.S. tax on gain will only apply to non-U.S. shareholders who have directly or indirectly held 5% or more of our stock at any time during the shorter of the five-year period ending on the date a non-U.S. shareholder disposes of our shares or the period during which the non-U.S. shareholder has held our shares.  If our stock ceases to be regularly traded on an established securities market, all non-U.S. shareholders would be taxed on any gain realized on disposition of our shares.  We encourage our non-U.S. shareholders to consult with their personal tax advisors regarding the U.S. federal income tax consequences to them if we are a U.S. real property holding corporation.  Any capital gain resulting from the sale will not constitute foreign source income for Canadian shareholders for Canadian tax purposes, and Canadian shareholders would not be able to claim a Canadian foreign tax credit or deduction in computing income in respect of such U.S. tax.

Risks Related To Our Industry

If the world-wide financial crisis continues, the volatility and disruptions in the capital and credit markets could adversely affect our business, including affecting the cost of new capital, our ability to refinance our scheduled debt maturities and meet our other obligations as they come due.

The capital and credit markets have been experiencing extreme volatility and disruption. In the fourth quarter of 2008, the volatility and disruption reached unprecedented levels. The markets have exerted extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and have severely restricted credit availability for most issuers.

The disruptions in the capital and credit markets have also resulted in higher interest rates on public issuances of debt securities and increased costs under credit facilities. Continuation of these disruptions could increase our interest expense, adversely affecting our results of operations and financial position.

Our access to funds under our credit facility is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

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

During the last five years, the average annual market price of gold has fluctuated between $406 per ounce and $872 per ounce, as shown in the table below.

2004	2005	2006	2007	2008
$406	$445	$603	$696	$872

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

As a public company, we are required to fully comply with Section 404 of the Sarbanes-Oxley Act, and, beginning in fiscal, 2008, to obtain an annual attestation from our independent auditors regarding our internal control over financial reporting in addition to our management’s assessment of internal control over financial reporting. While management has designed or caused to be designed internal controls over financial reporting procedures, and has found those procedures to be effective as of December 31, 2008, upon completion of our auditor’s evaluation, we identified control weaknesses of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated.  At December 31, 2008 we do not have control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Failure to maintain an effective system of internal control may result in inaccurate reporting of our financial results or failure to prevent fraud.  Failure to maintain effective internal controls in compliance with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements, and could have a material adverse effect on our business and stock price.  If we fail to remedy any future material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected. See “Item 9A - Controls and Procedures”.

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

We may experience volatility in our stock price.

The market price of our common shares may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	any deviations in net sales or in losses from levels expected by securities analysts; and

•	future sales of common shares.

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

In August 2006 we completed the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004, and we believe they are presented in accordance with the requirements of United States generally accepted accounting principles. However, such restatements do not prevent future changes or adjustments, including additional restatements. If there were future restatements of our consolidated financial statements, such restatements may adversely affect the trading price of our common shares.

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

Risk Related to the Business Combination with New Gold and Operations of the Combined New Gold and Western Goldfields (the “Combined Company”)

There can be no certainty that all conditions precedent to the Transaction will be satisfied.  Failure to complete the Transaction could negatively impact the share price of Western Goldfields or otherwise adversely affect our business.

The completion of the Transaction is subject to a number of conditions precedent, certain of which are outside our control, including receipt of shareholder, court and regulatory approvals.  There can be no certainty, nor can we provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied.  If the Transaction is not completed, the market price of our common shares may decline to the extent that the market price reflects a market assumption that the Transaction will be completed. If the Transaction is not approved and or if we decide to seek another merger or business combination, there can be no assurance that we will be able to find a party willing to pay an equivalent or more attractive price than the consideration to be paid pursuant to the Transaction.

Certain costs related to the Transaction, such as legal, accounting and certain financial advisor fees, must be paid by Western Goldfields even if the Transaction is not completed. If the Transaction is not completed, we may also be required to pay a termination fee of Cdn. $8.8 million or Cdn. $0.75 million as an expenses payment in the Transaction is not approved by our shareholders.

Risks associated with the fixed consideration.

Pursuant to the provisions of the agreement with respect to the Transaction, each of our common share will be exchanged for one New Gold common share and a nominal cash consideration. This consideration is fixed and it will not increase or decrease due to fluctuations in the market price either of the New Gold common shares or the Western Goldfields common shares.  The implied value of the consideration that our shareholders will receive pursuant to the Transaction will depend on the market price of the New Gold common shares on the effective date of the Transaction. If the market price of the New Gold common shares increases or decreases, the value of the consideration that our shareholders receive pursuant to the Transaction will correspondingly increase or decrease.  There can be no assurance that the market price of the New Gold common shares on the effective date of the Transaction will not be lower than the market price of such shares on the date hereof.  In addition, the number of New Gold common shares being issued in connection with the Transaction will not change despite decreases or increases in the market price of our common shares. Many of the factors that affect the market price of the New Gold common shares and our common shares are beyond the control of New Gold and Western Goldfields, respectively. These factors include fluctuations in commodity prices (most importantly gold), fluctuations in currency exchange rates, changes in the regulatory environment, adverse political developments, prevailing conditions in the capital markets and interest rate fluctuations.

Uncertainties associated with the Transaction.

The Transaction will involve the integration of companies that previously operated independently. An important factor in the success of the Transaction will be the ability of the management team of the Combined Company to integrate all or part of the operations, systems, technologies and personnel of New Gold and Western Goldfields following the completion of the transaction. The Transaction and/or the integration of the two businesses may result in unanticipated operational problems and interruptions, expenses and liabilities, the diversion of management attention and the loss of key employees, customers or suppliers. There can be no assurance that the Transaction and business integration will be successful or that the combination will not adversely affect the business, financial condition or operating results of the Combined Company. In addition, Combined Company may incur costs related to the Transaction and related to integrating the two companies. There can be no assurance that Combined Company will not incur additional material costs in subsequent quarters to reflect additional costs associated with the Transaction or that that the benefits expected from the Transaction will be realized.

The Termination Fee provided under the Arrangement Agreement governing the terms of the Transaction may discourage other parties from attempting to acquire us.

Under the business combination agreement with New Gold, we are required to pay a termination fee of Cdn$8.8 million in the event the agreement is terminated in certain circumstances.  This termination fee may discourage other parties from attempting to acquire our company, even if those parties would otherwise be willing to offer greater value to our shareholders than that offered by New Gold under the Transaction.

Risk Factors Regarding New Gold and its business.

The Combined Company will be subject to most if not all of the risk factors currently affecting New Gold and its business and operations. Readers should review the disclosure documents filed by New Gold on www.sedar.com in order to become informed with respect to the business, operations and risk factors of New Gold.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

As of December 31, 2008, we owned or retained interests in properties comprising the Mesquite Mine more fully described in Part 1, Item 1(b) “Description of Mesquite Mine”.

Since June 2006 our head office has been located in Toronto, Ontario, Canada, where we share premises with Silver Bear Resources Inc. (“Silver Bear”), a related party through certain senior executives and a director of Silver Bear also serve as a senior executive and as a director of Western Goldfields. Under a cost sharing agreement with Silver Bear, we were charged with 50% of the rental and operating costs of the space occupied when the office was leased by Silver Bear. During the year ended December 31, 2008 overhead costs of $0.2 million were charged by Silver Bear to Western Goldfields under this agreement (2007 - $0.3 million).

We relocated our Toronto head office in June of 2008 and we have entered into a lease for the ten year period commencing June 1, 2008. Estimated rental and operating costs over the first year of the lease is approximately $0.5 million and over the ten year term is approximately $5.4 million. As a result of Western Goldfields entering into the new lease we charged Silver Bear for their proportional share under the cost sharing agreement.  During the year ended December 31, 2008 overhead costs, including lease costs for the new premises, of $0.5 million were charged by Western Goldfields to Silver Bear.  At December 31, 2008 $23,000 (2007 - $31,000) was payable to Silver Bear.

In November 2008, a new cost sharing agreement was reached between Silver Bear and Western Goldfields with an effective date of January 1, 2009.  The new agreement amends cost sharing ratios between the two companies to one-third recovery of shared costs from Silver Bear which reflects the current level of activities and Western Goldfields would initially incur the costs.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in legal proceedings from time to time, arising in the ordinary course of its business.  Typically, the amount of ultimate liability with respect to these actions will not, in the opinion of management, materially affect Western Goldfields’ financial position, results of operations or cash flows.

In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, the Company and its legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  If the assessment of a contingency suggests that a loss is probable, and the amount can be reliably estimated, then a loss is recorded.  When a contingent loss is not probable but is reasonably possible, or is probable but the amount of loss cannot be reliably estimated, then details of the contingent loss are disclosed.  Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case we disclose the nature of the quantities.  Legal fees incurred in connection with pending legal proceedings are expensed as incurred.

There were no loss contingencies accrued in the years ended December 31, 2008, 2007, or 2006.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until November 7, 2007, our common shares were quoted under the symbol “WGDF.OB” on the Over-the-Counter Bulletin Board. Since November 8, 2007, our common shares have been quoted under the symbol “WGW” on the American Stock Exchange. On October 1, 2008, NYSE Euronext successfully closed the acquisition of the American Stock Exchange, and our common shares now trade on the NYSE Alternext under the symbol “WGW”. In Addition, since August 28, 2006 our common shares have been quoted under the symbol “WGI.TO” on The Toronto Stock Exchange. The following tables set forth the high and low bid information for our common shares for the periods indicated in the past two fiscal years, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

NYSE Alternext

Quarter Ended	High Bid Quotation	Low Bid Quotation
2008:
Fourth quarter (October 1, 2008 to December 31, 2008)	$1.73	$0.35

American Stock Exchange

Quarter Ended	High Bid Quotation	Low Bid Quotation
2008:
Fourth quarter (September 1, 2008 to September 30, 2008)	$1.73	$0.35
Third quarter	$2.60	$1.09
Second quarter	$3.31	$2.07
First quarter	$4.14	$2.84

2007:
Fourth quarter (November 8, 2007 to December 31, 2007)	$4.16	$3.16

Over-the-Counter Bulletin Board

Quarter Ended	High Bid Quotation	Low Bid Quotation
2007:
Fourth quarter (September 1, 2007 to November 7, 2007)	$4.27	$3.35
Third quarter	$3.79	$1.69
Second quarter	$2.61	$1.81
First quarter	$2.44	$1.60

The Toronto Stock Exchange (in Canadian dollars)

Quarter Ended	High Bid Quotation		Low Bid Quotation
2008:
Fourth quarter	C$	2.06	C$	0.50
Third quarter	C$	2.60	C$	1.10
Second quarter	C$	3.38	C$	2.08
First quarter	C$	4.13	C$	2.82
2007:
Fourth quarter	C$	3.91	C$	3.15
Third quarter	C$	3.43	C$	1.73
Second quarter	C$	2.65	C$	2.03
First quarter	C$	2.85	C$	1.90

Holders

As of March 5, 2009, we estimate that we have approximately 8,300 shareholders of record of our common shares; however we believe that there are additional beneficial owners of our common shares who own our stock in “street name.”

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

Unregistered Sales of Securities and Use of Proceeds

None.

ITEM 6.   SELECTED FINANCIAL DATA

For summarized financial data, refer to tables and discussion presented in Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Western Goldfields Inc. and its subsidiaries and including its predecessor, Western Goldfields, Inc. (collectively “Western Goldfields” or the “Company”).  This MD&A should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 and the notes thereto.  The information is presented as of March 5, 2009.  All amounts in this discussion are expressed in U.S. dollars, unless otherwise specified.  Continuous disclosure materials are available on our website at www.westerngoldfields.com, on SEDAR at www.sedar.com and EDGAR at www.sec.gov.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties.  Actual results of the Company could differ materially from those discussed in such forward-looking statements as a result of these risks and uncertainties, including those set forth in this MD&A under “Risk Factors.”

Overview

We are a gold producer with mining and exploration activities at our Mesquite Mine (“Mesquite” or the “Mine”) located in Imperial County, California.  We acquired Mesquite from Newmont Mining Corporation (“Newmont”) in November 2003.  Until late 2007 Mesquite provided us with residual gold production from ore that was placed on the heap leach pad by Newmont and previous owners of the property.  We completed a positive feasibility study in August 2006 and subsequent equity and debt financings have enabled us to resume mining operations at Mesquite.  We started to place new ore on the heap leach pad during the second half of 2007 and this started to be reflected in our gold production and inventories by late 2007.   We attained “steady state” production from the new leach pad during the second quarter of 2008.  We have obtained all necessary permits and will have substantially completed our capital expansion program during 2008.

Overall Performance

($ in thousands except ounces and per share amounts)	Years ended December 31,
	2008	2007	2006
Gold ounces produced	108,325	8,000	12,668
Gold ounces sold	110,880	6,889	13,210
Revenues from gold sales	$95,427	$4,666	$7,859
Cost of sales (excludes amortization and accretion)	$56,304	$19,292	$9,568
Cost of goods sold	$65,427	$23,512	$9,460
Gross profit (loss)	$30,000	$(18,846)	$(1,601)
Operating income (loss)	$22,833	$(28,011)	$(10,840)
Net income (loss)	$14,616	$(50,309)	$(11,583)
Net income (loss) per common share - basic	$0.11	$(0.43)	$(0.18)
- diluted	$0.10	$(0.43)	$(0.18)
Average realized gold price ($/ounce)	$861	$677	$595
Cost of sales per ounce[1] ($/ounce)	$508	$2,800	$724
(1)  Cost of sales per ounce is a non-GAAP financial performance measure with no standardized meaning under US GAAP.  It is defined as cost of sales per Western Goldfields’ financial statements divided by the number of gold ounces sold.

Our first gold pour from new production occurred in December 2007.  During the first half of 2008, we were focused on achieving “steady state” production from the new ore being placed on the leach pad that was constructed in the previous fiscal year.  By late May, solution flow to the leach pad had become saturated; steady state pregnant solution flow had been achieved, and production rates had stabilized.  During 2008 we produced and sold 108,325 ounces and 110,880 ounces of gold, respectively.  Production for the year was lower than expectation as a result of equipment availability problems and the decision made during the third quarter to change the mine plan.  Of the ounces sold, 33,000 were delivered into a hedge program as a condition of the debt facility, at a fixed price of $801 per ounce.  Total revenues were $95.4 million in 2008 compared to $4.7 million in 2007 when we were mainly recovering gold from residual heap leaching.

During 2008, the Mine incurred escalating production costs, most notably for fuel and haulage truck tires.  We have since entered into and begun executing fuel hedge contracts to mitigate the effects of fuel price volatility.  The selling price for gold in world markets continues to be strong and offsets the full impact of input cost increases.  As this was our first year of resuming mining operations with new ore being placed on the heap leach pad, cost of goods sold in 2008 was $65.4 million compared with $23.5 million in the previous year.

We earned net income of $14.6 million in 2008 which benefited from the positive operating income of $22.8 million and the net realized and unrealized gain on the mark-to-market of gold forward sales contracts of $13.1 million.  In 2007, we incurred a net loss of $50.3 million which was largely affected by an operating loss of $28.0 million and an unrealized loss on mark-to-market of gold forward sales contracts of $58.9 million due largely to increasing gold prices when our hedges were fixed at $801 per ounce.

Economic Trends

Although there was significant volatility in gold prices during 2008, on an overall basis this was a strong year for gold.  The cumulative average gold price for the year was $875 per ounce with the price ending in December at $870 per ounce.  Key factors influencing the price of gold includes currency rate fluctuations and the relative strength of the U.S. dollar, the supply of and demand for gold, and macroeconomic factors such as the level of interest rates and inflation expectations.  Gold prices have been subject to volatile price movements over short periods of time, especially in 2008 with the current market environment.  The price of gold is the largest single factor affecting Western Goldfields’ profitability and operating cash flows.  As such, the current and future financial performance of the Company will be closely correlated to the price of gold.  During 2008, we realized gold prices that were slightly lower than the average market price as ounces necessary to satisfy gold hedge contracts at prices that were lower than average market prices were delivered into, and recognized in revenue.  Of the 110,880 ounces sold during the year, 33,000 ounces or 30% were hedged at $801 per ounce.

Our operating costs were negatively affected by rising costs with respect to labor, energy and consumables.  Mining is generally an energy intensive activity, especially in an open-pit operation such as Mesquite, where energy prices had a significant impact on operations.  Approximately 20% of Mesquite’s operating costs are attributable to diesel consumption.  We consume diesel fuel which is refined from crude oil and is therefore subject to the same price volatility affecting crude oil prices.  With global demand decreasing towards the end of 2008 on fears of a global economic slowdown, oil prices have decreased from a record high of $147 per barrel in the third quarter of 2008 to close at $45 per barrel at the end of the year.  Relatively high fuel prices during the first three quarters of 2008 have translated into higher costs for petroleum based expenditures including, diesel fuel, lubricants, explosives, tires and transportation.  With the declining fuel prices during late 2008, we took the opportunity to enter into fuel hedging contracts for approximately 25% of the Mesquite Mine’s fuel requirements over the next two years.  An additional set of contracts were entered into in early 2009 thereby hedging a combined 50% of our Mine’s projected requirements in 2009 and 2010.

The deterioration of the global economy in 2008 created a challenging environment for all companies to operate within.  For the more junior mining companies, access to funds became a key determinant of future viability.  Companies found that debt and equity markets were effectively closed in many jurisdictions resulting in the postponement of capital raisings.  Meanwhile, banks and other lenders were declining terms or unable to refinance existing debt.  Western Goldfields was in a position of having previously secured a $105.0 million term loan facility, of which $86.3 million was drawn and the first repayment of $17.7 million was made on December 31, 2008.  The Mesquite Mine’s capital project is substantially complete and we do not anticipate drawing on the $17.7 million of available credit.  Our expectation is to have fully paid off the credit facility by December 31, 2012.

Given the early warning signs of a volatile financial market, we implemented a conservative investment strategy wherein funds in excess of operating requirements were invested in short-term, highly liquid government of Canada or U.S. treasury bills.  While the interest earned on these investments were nominal, we believe strongly in the safety and security of our funds above all else.  We held no other investments during 2008 and plan on maintaining our current investment strategy into the foreseeable future.  At December 31, 2008, our cash balances were held with CIBC and Bank of America and we had no excess funds invested in short-term, highly liquid government of Canada or U.S. treasury bills.  We continuously monitor the performance of our banks and will actively seek alternative banking solutions should the situation dictate.  Although we cannot completely eliminate the risks associated with managing a company in a volatile and uncertain economic climate, we are continuously monitoring and assessing the impacts to our Company and using a prudent and conservative investment strategy.

We are also cognizant of market effects on our suppliers.  In the current volatile environment, significant changes in an entity can occur very quickly.  We continue to monitor the performance of our current suppliers and thoroughly assess the viability of new suppliers.  We have assessed business critical suppliers and ensured back-up measures and alternatives are in place.  We also closely monitor companies with which we have our bonding and insurance programs and counterparties where we have contracted into gold sales and fuel hedging contracts.  At this time, we are comfortable that our counterparties are able to honor their commitments.

Revised Mine Plan

On October 6, 2008 we announced the implementation of an Improved Mine Plan (the “Plan”) which would consist of sequential mining of the three open pits beginning in the Rainbow pit and result in higher production of gold in the four-year period 2009 through 2012.  The new mine Plan for Mesquite anticipates increased efficiencies while minimizing haul distances and thereby producing more ounces of gold and increasing annual cash flow generation over the four-year period.  The impact also included reduced gold production in the fourth quarter of 2008 as we commenced sequential mining of the pits.

Amended Term Loan Facility

Our wholly-owned subsidiary, Western Mesquite Mines, Inc., has a term loan facility with a syndicate of banks for $105.0 million.  The facility comprises multiple-draw loans originally maturing December 31, 2014, of which $87.3 million was available for the development of the Mesquite Mine, and the remainder is available for up to 12 months after achieving completion for other corporate purposes.  Achieving completion is defined as the satisfaction of financial, production and technical criteria, and based on the new mine Plan, is now expected to occur on or before June 30, 2009.  On December 18, 2008, the repayment schedule was accelerated as a result of the increased production profile with an amortization schedule requiring full repayment by December 31, 2012.

Repayment of the facility is semi-annually with the first repayment of $17.7 million made on December 31, 2008.  The loan facility also requires mandatory prepayments being made from 50% of excess cash flow.  An estimate of the timing and amount of prepayments cannot be objectively determined, as these payments are based on the amount by which the Mesquite Mine’s cash balance after scheduled repayments and interest payments, at the date of repayment, exceeds $4.0 million.  We did not qualify for a mandatory repayment at December 31, 2008.  Interest on each advance is charged at U.S. dollar LIBOR plus 2.2% up to completion and at U.S. dollar LIBOR plus 1.75% after completion.

As at December 31, 2008 we have approximately $68.6 million of outstanding principal on the loan facility.  Based on our current plans, we do not anticipate making further draws.

Gold Hedging

On June 7, 2007, we entered into forward sales contracts for 429,000 ounces of gold (the “Hedging Contracts”) at a price of $801 per ounce.  These Hedging Contracts were a requirement under the term loan facility.  The Hedging Contracts represent a commitment of 5,500 ounces per month for 78 months commencing July 2008, with the last commitment deliverable December 2014.  We expect to produce on average approximately 166,000 ounces annually during the term of the Hedging Contracts, of which 66,000 ounces annually will be covered by the Hedging Contracts, leaving approximately 100,000 ounces leveraged to the price of gold.  Since we have not designated these forward sales contracts as cash flow hedges, they are being marked-to-market at the end of each period for financial reporting purposes.  We have recorded an unrealized pre-tax gain of $14.4 million for the year-ended December 31, 2008.  The cumulative unrealized pre-tax loss of $45.2 million has been disclosed as a liability as at December 31, 2008.  In comparison, $58.9 million was recognized as a liability as at December 31, 2007.  We settled into the first hedges during the second half of 2008.  As a result of gold prices being higher than the settled amount of $801, we realized pre-tax losses of $1.3 million for the year-ended December 31, 2008.

Fuel Hedging

On December 15, 2008, we entered into a fuel hedge program with the hedging of 1.5 million gallons of diesel in each of 2009 and 2010; the 1.5 million gallons represents approximately 25% of the expected diesel consumption in each year. The diesel was hedged at forward prices of $1.82 and $2.00 per gallon for 2009 and 2010, respectively. In addition to these hedged prices, the Company expects to incur approximately $0.15 per gallon related to tax and delivery charges.  As approximately 20% of Mesquite’s operating costs are attributable to diesel consumption, the Company felt it prudent to fix this portion of the overall diesel costs.

The Company has not designated these contracts as cash flow hedges.  Accordingly, the period-end mark-to-market adjustment related to these contracts is reflected on the statement of operations of the Company as unrealized losses on fuel hedge contracts and the cumulative effect is reflected as an asset or liability on the balance sheet.  On December 31, 2008, as a result of declining fuel prices, an unrealized loss and corresponding liability of $0.9 million was recognized.

Subsequent to the year end, on January 12, 2009, we entered into additional fuel hedges with the hedging of 1.4 and 1.5 million gallons of diesel in 2009 and 2010, respectively.  This second commitment of diesel was hedged at forward prices of $1.68 and $1.87 per gallon for 2009 and 2010, respectively.  Overall, the Company now has approximately 50% of its expected diesel consumption hedged for each of 2009 and 2010.

Normal Course Issuer Bid

On November 4, 2008 we announced a share repurchase by way of a normal course issuer bid (“NCIB”) to purchase certain of our outstanding common shares through the Toronto Stock Exchange and NYSE Alternext.  We initiated the repurchase program as we felt the market price of our common shares was not reflective of the underlying value.  The Company had approval to repurchase up to a maximum of 12.8 million common shares, or approximately 10% of the Company’s public float from the period November 7, 2008 to November 6, 2009.  From the period November 7, 2008 through December 31, 2008, the Company repurchased 2.3 million shares at a cost of $2.5 million.  The Company returned to treasury and cancelled the repurchased shares.  We do not anticipate any further repurchases at this time.  A copy of the Company’s Notice of Intention to make an NCIB may be obtained, without charge, by contacting the Director of Governance and Regulatory Affairs of Western Goldfields Inc. at (416) 324-6000.

Capital Program

During 2008, the remaining aspects of our capital program, launched in late 2006, were substantially completed.  In the first quarter of 2008, the expanded leach pad became operational and the retrofit of the process plant was completed.  During the remainder of the year, new carbon columns for the processing circuit were brought on stream and construction of the new truck repair shop, warehouse and mine administrative office was substantially completed.  Our latest forecast for spending on the expansion capital program is $111.3 million, of which $95.4 million was incurred in 2006 and 2007.  Spending on the expansion program in 2008 was $15.6 million.  Remaining planned expenditures of the capital program in 2009 are items relating to the general site and leach pad which are estimated to be approximately $0.3 million.

Reserves and Resources

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

Proven and probable mineral reserves as at December 31, 2008 are 151.61 million tons at 0.017 ounces Au/ton containing 2.57 million ounces.  Measured and indicated mineral resources (exclusive of mineral reserves) as at December 31, 2008 are 100.68 million tons grading 0.015 ounces Au/t containing 1.53 million ounces of gold.  These changes from the previous year reflect production depletion.

Mineral resources and reserves have been estimated in accordance with the CIM Definition Standards for Mineral Resources and Reserves adopted by the CIM Council on December 11, 2005 as required by National Instrument NI 43-101.  Mineral reserves have been estimated at a gold price of $500 per ounce.  Mineral resources are reported in addition to Mineral reserves.  Wes Hanson P.Geo., Vice-President of Mine Development is the qualified person responsible for the mineral resource and reserve estimates.  He is a qualified person as defined by NI 43-101.

Review of Annual Financial Results

Selected Financial Information ($ in thousands, except ounces and per share amounts)

	Years ended December 31,
	2008	2007	2006
Gold ounces - sold	110,880	6,889	13,210
Gold ounces - produced	108,325	8,000	12,668
Average realized gold price ($/ounce)	$861	$677	$595
Cost of sales per ounce[1] ($/ounce)	$508	$2,800	$724

	Years ended December 31,
	2008	2007	2006
Revenues from gold sales	$95,427	$4,666	$7,859
Cost of sales (excludes amortization and accretion)	$56,304	$19,292	$9,568
Cost of goods sold	$65,427	$23,512	$9,460
Gross profit (loss)	$30,000	$(18,846)	$(1,601)
Operating income (loss)	$22,833	$(28,011)	$(10,840)
Net income (loss)	$14,616	$(50,309)	$(11,583)
Net income (loss) per share – basic	$0.11	$(0.43)	$(0.18)
– diluted	$0.10	$(0.43)	$(0.18)
Cash	$11,275	$43,870	$5,503
Working Capital	$34,590	$46,784	$4,549
Plant and equipment, net of accumulated amortization	$111,334	$77,951	$4,329
Construction in process	$—	21,864	2,881

(1)  Cost of sales per ounce is a non-GAAP financial performance measure with no standardized meaning under US GAAP.  It is defined as cost of sales per Western Goldfields’ financial statements divided by the number of gold ounces sold.

2008 vs. 2007

The Company’s net income to common shareholders for the year ended December 31, 2008 was $14.6 million, or $0.11 per basic share, compared with a net loss of $50.3 million, or $0.43 per share, for the year ended December 31, 2007.

Gold sold in 2008 increased to 110,880 ounces compared to 6,889 ounces in 2007.  This is primarily the result of the ramping of production of our Mesquite Mine during 2008.  This resulted in revenue increasing from $4.7 million in 2007 from residual heap leaching to $95.4 million in 2008.  The continued strengthening in gold market prices resulted in recognizing $184 higher per ounce revenues when compared to the previous fiscal year.

The increasing mining activity throughout 2008 also resulted in increased cost of goods sold.  As inventory in the heap leach grew to 52,146 ounces at December 31, 2008, we capitalized $31.8 million of related costs.  Since June 30, 2008 new ore placed on leach pad was being valued at average cost based on current mining costs, including amortization and depletion, as this was lower than net realizable value.  Prior to this date, the costs of placing ore on the heap leach was high due to the start-up phase of operations and therefore ore on heap leach pad, metal in-process and bullion required write-down to net realizable value.  Cost of goods sold for the year ending December 31, 2008 was $65.4 million compared to $23.5 million in 2007.

We earned operating income of $22.8 million in 2008, compared with an operating loss of $28.0 million in 2007.  We earned significant revenues from gold sales and reach a normalized state of operations, and had lower general and administrative costs in 2008.  In 2007, we had a net loss of $50.3 million that was significantly affected by an unrealized loss of $58.9 million on the mark-to-market of gold hedge contracts which we entered into as a requirement of our loan facility.  This loss was partially offset by an income tax recovery of $37.1 million from meeting the more likely than not criteria that Mesquite would be earning income and generating positive cash flows in the near future.  In 2008, we begun earning taxable income and have recorded $13.0 million in tax expenses.  Overall, we were able to achieve net income of $14.6 million in 2008 compared to a net loss of $50.3 million in 2007.

Our cash balance, excluding restricted cash, declined from $43.9 million at December 31, 2007 to $11.3 million at December 31, 2008.  By the third quarter of 2008, we had drawn $86.3 million from our $105 million credit facility.  On December 31, 2008, we made our first scheduled repayment of $17.7 million under the facility.  In addition, we were owed $2.1 million from sales which occurred before year-end but cash was not received until January 2, 2009 due to a bank error.  At December 31, 2008 we had a working capital balance of $34.6 million compared to $46.9 million in the previous year.

2007 vs. 2006

The Company’s net loss to common shareholders for the year ended December 31, 2007 was $50.3 million, or $0.43 per share, compared with $11.6 million, or $0.18 per share, for the year ended December 31, 2006.

Results for 2007, as compared with 2006, were negatively impacted by the 48% reduction in gold ounces sold, from 13,210 ounces to 6,889 ounces.  With no new ore being placed on the leach pad for most of 2007, it was increasingly difficult to extract the residual gold and maintain the solution grades coming from the leach pad.  This lower production was partially offset by the 14% increase in the average selling price per ounce from $595 to $677, reflecting the continuation of relatively strong pricing in world markets. Cost of sales per ounce for 2007, based on mine cost of sales less non-cash amortization and depletion, was $2,800, as compared with $724 per ounce in 2006.  During the first half of 2007, these costs reflected the high fixed cost component in cost of goods sold, the increase in mine staffing as we prepared to go back into production, and the expensing of stripping costs.

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

Other expense for 2007 was $59.4 million compared with $0.7 million in 2006. The major negative factor was the $58.9 million non-cash expense relating to the mark-to-market of our gold forward sales contracts.  These hedging contracts represent a commitment of 5,500 ounces for 78 months commencing July 2008, with the last commitment deliverable December 2014.  Other income was favorably impacted by an increase in interest income from $0.4 million to $2.0 million.  Prior to 2007, we did not recognize the recoverability of any part of our deferred tax assets including operating losses carried forward. After consideration of several factors, including our plans for operations based on the feasibility study of August 2006, the successful resumption of full mining operations, confirmation that ore grades to date are consistent with reserve estimates, and our updated projections, we have determined that it is more likely than not that we will realize the benefit of a substantial amount of the deferred tax asset that we have accumulated.  In 2007 we recorded a tax recovery of $37.1 million.

At December 31, 2007, our available cash balance was $43.9 million, our restricted cash was $7.5 million, and our working capital was $46.8 million.  Although we had made expenditures on our mine expansion program totaling $95.4 million, we had not fully utilized the $76.5 million withdrawn on our credit facility nor the funds received from an earlier financing.  This compares to our cash balance of $5.5 million and working capital balance of $4.5 million at December 31, 2006 when we had not yet secured full financing for our Mesquite Mine project.

Summary of Quarterly Results ($ in thousands, except ounces and per share amounts)

	Dec-08	Sept-08	Jun-08	Mar-08	Dec-07	Sept-07	Jun-07	Mar-07

Total revenues	24,472	41,352	20,347	9,256	606	1,281	1,546	1,233
Unrealized gain (loss) on mark-to-market of gold hedging contracts	15,822	31,415	(8,708)	(24,112)	(30,570)	(28,331)	—	—
Income tax recovery (expense)	(7,706)	(17,204)	2,029	9,832	37,133	—	—	—
Net income (loss)	7,781	30,518	(4,059)	(19,624)	(7,293)	(36,375)	(4,007)	(2,634)
Diluted income (loss) per share - basic	0.06	0.22	(0.03)	(0.14)	(0.06)	(0.31)	(0.04)	(0.03)
- diluted	0.05	0.21	(0.03)	(0.14)	(0.06)	(0.31)	(0.04)	(0.03)
Cash and cash equivalents	11,275	37,914	26,549	32,829	43,870	18,038	18,750	57,147
Total assets	207,368	234,506	232,244	226,363	214,495	126,252	92,037	79,894
Total long-term financial liabilities	101,692	131,186	159,218	158,592	131,479	83,590	4,826	4,741

Fourth Quarter 2008 Review

In the fourth quarter of 2008, we produced and sold 28,378 and 30,625 ounces, respectively.  As a result of progression towards a new mine plan during the fourth quarter, we did not produce as many ounces as anticipated.  On October 6, 2008, we announced details of our new mine plan at Mesquite which contemplates mining the pits sequentially with focus on the Rainbow pit starting in 2009.  The preparation towards the new mine plan resulted in increase stripping activity at the Rainbow pit in the fourth quarter of 2008.  We also experienced equipment availability issues, most notably being a decline in shovel availability, during the third quarter which impacted ounces produced during the fourth quarter.  We realized an average gold selling price of $799 per ounce during the quarter for total revenues of $24.5 million.  Of the total ounces sold, 16,500 ounces or 54% were sold at hedged prices of $801 per ounce.

Cost of goods sold during the fourth quarter of 2008 was relatively high at $18.1 million given the number of ounces produced.  Even though we did not produce as many ounces compared to the previous quarter, the nature of mining activities is that many of the input costs are relatively fixed regardless of the number of ounces produced.  The higher cost of gold on the leach pad at December 31, 2008 is expected to affect the future cost of gold sold negatively.

We recognized an unrealized gain of $15.8 million on the mark-to-market of our gold forward sales contracts given the decline in the spot price of gold from $885 per ounce at September 30, 2008 to $870 per ounce at December 31, 2008.  We have remaining gold forward sales contracts totaling 396,000 ounces to be delivered in tranches of 5,500 ounces per month, until December 31, 2014.  On December 15, 2008, we entered into a fuel hedge program where we hedged 1.5 million gallons of diesel in each of 2009 and 2010.  The diesel was hedged at forward prices of $1.82 and $2.00 per gallon for 2009 and 2010, respectively.  As a result of the continuing decline in fuel prices to the end of the year - at December 31, 2008 we recognized an unrealized loss of $0.9 million on these fuel hedge contracts.

During the fourth quarter, we realized an income tax expense of $7.7 million as a result of earning taxable income.  Overall, we had net income of $7.8 million in the quarter ended December 31, 2008.

Results of Operations

Revenue

	Years ended December 31,
	2008	2007	2006
Gold sales revenue	95,427	4,666	7,859
Average price realized per ounce	861	677	595
Increase (decrease) in revenues	90,761	(3,193)	(1,939)
Change in revenues attributable to ounces sold	70,434	(3,761)	(4,364)
Change in revenues attributable to average selling price	20,327	568	2,425

2008 vs. 2007

Gold production for 2008 was 108,325 ounces compared with 8,000 ounces for 2007.  During 2007, production at Mesquite was derived from residual gold leaching of ore placed on the leach pad several years previously.  Mining of new ore at Mesquite started in July 2007 and the first pour of gold from new ore occurred in January 2008.  Ore production has been building up steadily since that time but production since the third quarter of 2008 fell below expectations as a result of production difficulties which included most significantly the decline in mine equipment availability.  Approximately 45.6 million tons of waste and 8.9 million tons of ore were mined in 2008 at an average grade of 0.022 ounces per ton.  The nominal production in 2007 reflects the nearly complete depletion of recoverable gold ounces from ore placed on the leach pad prior to Western Goldfields acquisition of the Mesquite Mine.  Gold sales for 2008 were 110,880 ounces at an average selling price of $861 for revenues of $95.4 million, compared with 6,889 ounces at an average selling price of $677 for revenues of $4.7 million for 2007.  The strength in world market prices for gold positively influenced the revenue variance by $20.3 million.  The 2008 figures exclude $1.3 million in realized losses from the settlement of the gold hedge contracts.

2007 vs. 2006

Poured gold production for 2007 was 8,000 ounces compared with 12,668 ounces in 2006.  The lower production reflects the almost total depletion of the ore placed on the leach pad prior to our acquisition of Mesquite.  Continued leaching of the old ore was only justified by the sustained high price of gold in the year.  Gold sales for 2007 were 6,889 ounces at an average selling price of $677 for revenues of $4.7 million compared with 13,210 ounces at an average selling price of $595 for revenues of $7.9 million in 2006.  The higher average selling price reflects the increase in the world price for gold and our sale of all production in the spot market.

Cost of Goods Sold

	Years ended December 31,
	2008	2007		2006
Cost of goods sold	65,427	23,512		9,460
Increase (decrease)	41,915	14,052		(1,152)
Gross profit (loss) %	31%	(403	) %	(20)%
Increase (decrease)	434%	(383)%		(12	) %

2008 vs. 2007

Cost of goods sold for year ended December 31, 2008 increased by $41.9 million compared to 2007.  Prior to the second quarter of 2008, cost of goods sold exceeded revenues.  Gross profit percentage for 2008 was 31%, reflecting the ramp up of mining production, the attainment of steady state ounce flow from the leach pad and progression towards normal costs reflecting ongoing operations.  Gross loss percentage for the year ended December 31, 2007 was 403%, reflecting the higher costs of the previous quarters when the new leach pad was in start-up mode and when a relatively high volume of waste material was moved to access the ore body.  The higher costs in 2008 as compared with 2007 also reflect increases in several cost inputs, most notably fuel, tires, blasting and mining fleet maintenance.  Mine site administration costs have also increased as the Mesquite Mine now has a full management and administration team in place.  Costs also reflect substantially higher amortization charges for the new plant and equipment that was placed in service throughout 2007 and 2008.

2007 vs. 2006

Cost of goods sold for 2007 increased by $14.0 million or 149% compared to 2006. The increase reflects the commencement of stripping activities as the mining fleet came into service during the third quarter and the costs of resumed mining operations which built-up steadily during the second half of the year.  The higher costs also reflect increases in fuel, chemicals, power and payroll costs.  Mine site administration costs have also increased as we assembled the management team to handle the construction program and resumed production.  Costs for 2007 were also impacted by substantially higher amortization charges for the new plant and equipment that was placed in service during the year.  Our evaluation of the provision for mine reclamation costs at December 31, 2007 resulted in only a minor adjustment whereas in 2006 a similar review resulted in a reduction in the liability of $1.5 million which was reflected as a reclamation cost recovery.  Since, for the first time since we acquired Mesquite in November 2003, we had identifiable new gold ounces relating to the new ore placed on the leach pad, we were able to include this value in inventory.  There was no comparable inventory item in previous years.

Major Components of Cost of Goods Sold

	Years ended December 31,
	2008	2007	2006
Mine operating costs	54,231	19,100	9,266
Royalties	2,073	192	302
Amortization and accretion	9,332	4,242	1,352
Reclamation cost recovery	(209)	(22)	(1,460)
Cost of goods sold	65,427	23,512	9,460

2008 vs. 2007

Mine operating costs, including inventory adjustments, were $54.2 million in 2008, compared to $19.1 million in 2007.  2008 costs represented the first year of full mining operations.  The most significant components of mine operating costs included:  labor, contracted services, fuel and tire costs.  Mine site administration costs for 2008 were $5.6 million compared with $3.1 million in 2007, reflecting the increase in staff and associated costs to support full mining operations.  Amortization and accretion expense for 2008 was $9.3 million compared with $4.2 million in 2007, reflecting mining fleet additions from May 2007 onwards, the new leach pad addition in 2008 and increased ounces produced.

During 2008 we have increased our gold inventory in the leach pad and in-process to 52,146 ounces from 2,185 ounces, respectively.  Inventoried costs associated with respect to the leach pad and metal-in-process build-up were $31.8 million and $1.4 million, respectively, compared with $7.7 million and $0.8 million in 2007, respectively.  In the first quarter of 2008, the new leach pad was in start-up mode.  A steady state of solution flow and planned gold production was not reached until late May 2008.  As a result, unit production costs in the first half of the year were abnormally skewed and not representative of anticipated future costs.   The high costs resulted in gold inventories being initially carried at realizable value.  It was not until the second quarter of 2008 that net realizable value exceeded the cost of the inventory.  In the third quarter of 2007, we had just resumed mining operations and began placing new ore on the leach pad.  Reflecting the start-up phase of the operation, production levels in the period ended December 31, 2007 were low relative to mining costs incurred.  Accordingly, the estimated ounces contained in ore on leach pad at December 31, 2007 were valued at net realizable value.

Our asset retirement obligations related to the Mesquite Mine were independently assessed by a third-party engineering firm as part of our 2008 year-end procedures.  The impact of the assessment was a reduction of $0.2 million relating to changes in timing of future reclamation activities and substantive changes in the mine closure plan.  More specifically, the substantive changes included:
•
Revision due to pre-2008 over-estimation of total area to be reclaimed.  Mesquite's original planned closure costs were based on Newmont’s assessment; Newmont had not claimed credit for major earthwork performed over a large part of the mine (waste rock facilities), and had retained acreages which do not exist as a liability.

•
Downward revision in rinsing volume required for the heap leach based on recent experience.  Mesquite closed the Vista heap with one-third pour volume of water pumped up and through the heap, versus one-pour volume assumed in previous cost estimates.  We have now revised costs to about three-quarter pour volume, as a reasonable balance between conservatism and actual experience.

The foregoing factors resulted in a gross profit of $30.0 million for 2008 compared with a gross loss of $18.8 million for 2007.

2007 vs. 2006

Mine operating costs, including inventory adjustments, for 2007 were $19.1 million, compared to $9.3 million for 2006.  During 2006 there was no active mining at Mesquite. The increase reflects the commencement of stripping activities as the mining fleet came into service during the second quarter of 2007 onwards and the costs of resumed mining operations which built up steadily during the second half of 2007.  Approximately 18.9 million tons of waste and 1.0 million tons of ore were mined in 2007.  Costs in 2007 also reflect increases in fuel, chemicals, power and payroll costs.  Mine site administration costs for 2007 were $3.1 million compared with $1.6 million in 2006, reflecting the increase in staff and associated costs to support the capital program and resumed mining operations as the year progressed.  This program was only getting underway in 2006.  Amortization and accretion expense for 2007 was $4.2 million compared with $1.4 million in 2006, reflecting the placing into service of the mining fleet from May 2007 onwards and higher accretion expense associated with revisions to the reclamation plan at Mesquite in 2006.

Costs associated with the change in leach pad and metal-in-process inventories in 2007 were $9.3 million compared with $0.4 million in 2006. The Company resumed mining operations and started placing new ore on the leach pad in July 2007. Because we were in start up mode, unit production costs were unusually high and not representative of anticipated future costs.  Accordingly, the estimated 12,080 recoverable gold ounces contained in ore on leach pad as of December 31, 2007 were valued at estimated net realizable value.  Previously no value had been attributed to gold ounces in the leach pad.  Metal-in-process inventory represents metal in solution or in subsequent stages of the refining process. Reflecting the start-up phase of the operation, unit production costs for this aspect of inventory were also high. Accordingly, the estimated 1,086 ounces of metal-in-process inventory as of December 31, 2007 were also valued at net realizable value.

In the third quarter of 2006 we recorded a cost recovery of $1.5 million resulting from a reduction in the estimate of the net present value of expected reclamation costs at Mesquite.  A re-evaluation of the liability was made on completion of the feasibility study in August 2006.  We performed a similar evaluation at December 31, 2007 which gave rise to a negligible change in the liability.

The foregoing factors resulted in a gross loss of $18.8 million for 2007 compared with a gross loss of $1.6 million in 2006.

Other Operating Expenses

	Years ended December 31,
	2008	2007	2006
General and administrative	6,061	8,370	7,471
Severance costs payable in common shares	—	—	547
Exploration and business development	1,106	795	1,221

2008 vs. 2007

Other operating expenses for 2008 were $7.2 million compared with $9.2 million in 2007.  General and administrative expense of $6.1 million, including stock based compensation, in 2008 decreased from the 2007 expense of $8.4 million.  Listing expenses and legal fees were substantially higher in 2007 as a result of corporate financing and reorganization activities.  In 2008, we incurred higher audit and taxation services fees, reflecting the engagement of a major accounting firm.  This was also the first year that our U.S. Sarbanes-Oxley program requires auditor attestation resulting in incremental consulting fees.  We have also incurred $0.2 million in recruitment fees to fill senior management positions.

Stock based compensation, included within general and administrative expenses, represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, and was granted to directors, officers, employees and consultants.  The lower cost of $1.3 million in 2008, compared to $2.6 million in 2007, reflects the fact that options granted to the new management team in 2006 were fully expensed.  There were 1.8 million options granted in 2008 compared to 1.4 million options granted in 2007.  Of the total options granted in 2008, 1.3 million were granted during the fourth quarter of 2008 with the amortization affecting future periods.

Exploration activities at Mesquite during 2008 totaled $0.7 million and related primarily to a drilling program to explore for oxide resources south of the Brownie Hill area at the mine site.  Costs of $0.8 million in 2007 related to a similar drilling program.  The 2007 program resulted in an increase in proven and probable reserves resources of 0.4 million ounces and an increase in the mine life of approximately two years.  During 2008, we also incurred costs of $0.4 million in assessing complementary business opportunities.

2007 vs. 2006

Other operating expenses for 2007 were $9.2 million, unchanged from 2006.  General and administrative expenses in 2007, excluding stock based compensation were higher than 2006 by approximately $1.5 million, primarily reflecting increased incentive compensation payments and legal expenses in connection with the Company’s reorganization. Stock based compensation in 2007 was approximately $0.5 million lower than 2006 primarily because of high initial amortization expense, reflecting the vesting schedule of awards to the new management team in 2006. 2006 also included $0.5 million in respect of severance costs for former management, settled by way of issuance of common shares.  There was no comparable expense in 2007.

Other Income (Expense)

	Years ended December 31,
	2008	2007	2006
Interest income	$1,093	$1,976	$392
Interest expense and commitment fees	(4,127)	(1,863)	(20)
Amortization of deferred debt issuance costs	(461)	(342)	—
Realized and unrealized gain (loss) on mark-to-market of gold forward sales contracts	13,078	(58,901)	—
Unrealized gain (loss) on mark-to-market of fuel forward contracts	(931)	—	—
Gain on extinguishment of debt	—	—	143
Loss on foreign currency exchange	(3,820)	(343)	(14)
Gain (loss) on sale of assets	—	42	(19)
Merger termination expense	—	—	(1,225)

2008 vs. 2007

Other income for 2008 was $4.8 million compared to expenses totaling $59.4 million in 2007.  The decrease in expenses primarily reflects the 2007 charge of $58.9 million in respect of the unrealized mark-to-market loss on gold forward sales contracts as a result of the increasing spot price of gold during the period and the downward movement in gold forward lease rates.  In 2008, a mark-to-market unrealized gain of $14.4 million was recognized.  This was combined with a realized loss of $1.3 million on the settlement of the first six hedge contracts totaling 33,000 ounces.

During 2008, we also entered into fuel hedge contracts.  We hedged 1.5 million gallons of diesel per year at forward prices of $1.82 and $2.00 per gallon in 2009 and 2010, respectively.  At December 31, 2008, these hedge contracts were priced higher than the prevailing market prices, as such, an unrealized loss of $0.9 million was recognized.

Interest income for 2008 was $1.1 million compared with $2.0 million in the previous year as a result of cash balances being relatively high during 2007 after the equity issue in January of that year and declining interest rates throughout 2008.  Interest expense and commitment fees of $4.1 million in 2008 reflect the term loan advances in the range of $76.5 - $86.3 million during the year.  The effect of a higher principal balance outstanding during the year was partially offset by declining interest rates, most notably during the last quarter of 2008.  At December 31, 2007, only $76.5 million had been withdrawn under the loan facility.  In 2008, a foreign exchange loss of $3.8 million was recognized due to holding Canadian dollar bank deposits at a time when that currency was weakening in relation to the U.S. dollar.

At year-end 2007, we determined that it was more likely than not that we would realize the benefit of a substantial amount of the accumulated deferred tax asset.  Accordingly, at December 31, 2007 a tax recovery of $37.1 million was recognized, principally arising from net operating loss carry forwards for income tax purposes and timing differences arising from the recording of the accounting loss in respect of the mark-to-market of gold forward sales contracts.  At December 31, 2008, the deferred tax asset was $24.4 million, which incorporates the effects of a reconciliation of the previously filed corporate tax returns.

The factors discussed above resulted in net income to common stockholders for 2008 of $14.6 million or $0.11 per basic share, compared with a net loss of $50.3 million or $0.43 per share in 2007.

In November 2008, we received approval for a normal course issuer bid program for the repurchase of our outstanding common shares.  We had approval to repurchase up to a maximum of 12.8 million common shares, or approximately 10% of Western Goldfields’ public float from the period November 7, 2008 to November 6, 2009.  During the year ended December 31, 2008, we repurchased 2.3 million common shares as a cost of $2.5 million.  We returned to treasury and subsequently cancelled these shares.  The excess of the purchase price over the carrying amount of the shares purchased was recorded as a $0.3 million reduction of retained accumulated deficit.

2007 vs. 2006

Other expense for 2007 was $59.4 million compared to $0.7 million in 2006.  We earned $2.0 million on our surplus cash in 2007 which arose from the equity issues in January and October 2007. Advances under the term credit facility commenced in July 2007 and gave rise to interest expense of $1.1 million.  There was no comparable expense in 2006.  The term credit facility that became effective March 30, 2007 also gave rise to agency and commitment fees of $0.8 million that were expensed in 2007 and deferred debt issuance costs of $3.7 million, of which $0.3 million was amortized in 2007.  In addition, at December 31, 2007, we recorded a cumulative loss of $58.9 million relating to the mark-to-market of our gold forward sales contracts, and recorded an exchange loss of $0.3 million through holding U.S. dollar cash balances at a time when that currency was weakening in relation to the Canadian dollar. The most significant item of cost in 2006 was our payment of a termination fee of $1.0 million and expense reimbursement costs of $0.2 million on termination of a proposed merger agreement.

Prior to 2007 we did not record any credit to earnings in respect of the value of tax losses available for set-off against future profits.  Since we now believe, on the basis of our mine plan and the successful resumption of production at Mesquite, that it is more likely than not that we will be able to use these tax losses, we have recorded a recovery of $37.1 million in 2007.

The above were the major factors in reporting a net loss to common shareholders for 2007 of $50.3 million or $0.43 per share, compared with a net loss of $11.6 million or $0.18 per share in 2006.

Liquidity and Capital Resources

Operating Activities

In 2008, operating activities used cash of $1.5 million compared to using $28.6 million in 2007.  The net income for 2008 was $14.6 million, including the non-cash impact of $12.8 million in net mark-to-market gains and losses on gold forward sales and fuel hedge contracts, and deferred income taxes of $12.7 million.  Other non-cash expense items included amortization of deferred debt issuance costs of $0.5 million and stock-based compensation of $1.3 million.  Amortization and accretion expense increased from $3.9 million in 2007 to $9.2 million in 2008 as a result of the capital additions that were part of the Mesquite mine expansion project and increased ounces of gold produced.  Changes in the composition of non-cash working capital items during 2008 used $26.8 million.  The largest single item was the increase in inventories of $23.9 million, reflecting an increase of approximately 32,802 ounces in recoverable gold on the leach pad during the period.  Prior to fiscal year-end 2008, we sold a shipment of gold valued at $2.1 million but did not receive payment until January 2, 2009 due to a bank error.  As such, this amount has been recorded as an accounts receivable at December 31, 2008.

Investing Activities

 Cash required for investing activities in 2008 was $22.0 million compared with $104.1 million in 2007.  Spending in 2008 was on several process related projects forming part of the Mesquite Mine expansion project, most notably being the new leach pad, new carbon columns, retrofit of the process plant, and a truck repair facility.  The project is now substantially complete and future related capital expenditures will be nominal.  Capital expenditures in 2007 totaled $94.6 million which consisted of shovels, haul trucks, leach pad expansion costs.  We also deposited an additional $2.1 million to our reclamation and remediation account in 2007.

In 2007, we transferred $7.5 million of cash to a cost overrun account as a requirement of our credit facility.  We have reclassified the cash used by restricted cash of $7.5 million as an investing activity.  In previous filings, the comparative 2007 figure had been presented as an operating activity.

Financing Activities

During 2008 we were advanced a further $9.9 million under the term loan facility.  As a result of the new mine plan presented to the lenders, the term loan facility was amended on December 18, 2008.  In addition to extending the defined completion date of the project from December 31, 2008 to June 30, 2009, a revised debt amortization schedule was agreed upon.  On December 31, 2008 we made the first scheduled repayment in the amount of $17.7 million.  In 2007, we had drawn $76.5 on the term loan facility to advance our Mesquite mine expansion project.  We were also successful in closing two financing transactions in 2007 which raised a total of $92.6 million.  In 2008, we received $1.3 million on the combined exercises of stock options and warrants compared with $5.5 million in 2007.

As part of our approved normal course issuer bid program for the repurchase of our outstanding common shares, we repurchased 2.3 million common shares for $2.5 million in the period November 7, 2008 to December 31, 2008.  We returned to treasury and cancelled these shares.  The excess of the purchase price over the carrying amount of the shares purchased was recorded as a $0.3 million reduction of retained accumulated deficit.

Balance Sheet

At December 31, 2008, we had available cash balances of $11.3 million, restricted cash of $7.5 million, and working capital of $34.6 million.  In addition, we currently have unutilized credit facilities of $17.7 million.  At present it is not anticipated there will be further draws under the credit facility.  We expect to spend an additional $0.3 million in completing expansion related projects during 2009.

The draw-downs on the loan facility in 2007 and into 2008 enabled us to fund the completion of the expansion program at Mesquite and the inventory buildup associated with the ramp-up of production until the generation of operating cash flow was achieved during the second quarter of 2008.  By December 31, 2008, we are substantially complete with the Mesquite expansion project and therefore have transferred all remaining balances from construction in process to plant and equipment.  The transferred balances will create incremental amortization expense in future periods.

 We are well financed and earning free cash flows which we believe to be sufficient to:  fund ongoing operations, including discharging our current obligations in the normal course of operations, repay our loan facility, and realize potential business opportunities.  Our most liquid investments were held from time to time in the form of cash and short-term government treasury bills which management believes have minimal exposure to the prevailing uncertain and volatile market conditions.  At December 31, 2008 we held our cash balances in CIBC and Bank of America accounts.

Related Party Transactions

Since June 2006 our head office has been located in Toronto, Ontario, Canada, where we share premises with Silver Bear Resources Inc. (“Silver Bear”), a related party through certain senior executives and a director of Silver Bear also serve as a senior executive and as a director of Western Goldfields. Under a cost sharing agreement with Silver Bear, we were charged with 50% of the rental and operating costs of the space occupied when the office was leased by Silver Bear. During the year ended December 31, 2008 overhead costs of $0.2 million were charged by Silver Bear to Western Goldfields under this agreement (2007 - $0.3 million).

We relocated our Toronto head office in June of 2008 and we have entered into a lease for the ten year period commencing June 1, 2008. Estimated rental and operating costs over the first year of the lease is approximately $0.5 million and over the ten year term is approximately $5.4 million. As a result of Western Goldfields entering into the new lease we charged Silver Bear for their proportional share under the cost sharing agreement.  During the year ended December 31, 2008 overhead costs, including lease costs for the new premises, of $0.5 million were charged by Western Goldfields to Silver Bear.  At December 31, 2008 $23,000 (2007 - $31,000) was payable to Silver Bear.

In November 2008, a new cost sharing agreement was reached between Silver Bear and Western Goldfields with an effective date of January 1, 2009.  The new agreement amends cost sharing ratios between the two companies to one-third recovery of shared costs from Silver Bear which reflects the current level of activities and Western Goldfields would initially incur the costs.

Contractual Obligations

The following table presents the contractual obligations outstanding as at December 31, 2008:

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Loan payable[1]	$68,640	$11,656	$31,082	$25,902	$—
Mesquite expansion project	300	300	—	—	—
Reclamation and remediation obligations[2]	10,097	362	1,356	1,123	7,256
Share of office lease	3,812	387	774	946	1,705
Total	$82,849	$12,705	$33,212	$27,971	$8,961

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2008 and December 31, 2007 or at the date of this report.

Outlook

On October 6, 2008, we announced details of our new mine plan for the Mesquite Mine.  We will focus on mining ore from the Rainbow pit starting in 2009.  This compares to the previous plan in which mining was split between the Rainbow and Big Chief pits.  We expect to achieve increased efficiency by consolidating equipment into one location, including reduced mining costs due to short haulage distances, no wasted time moving between pits, as well as improved operator efficiency.  The estimated mine life remains unchanged at 14 years and we plan to mine our three pits sequentially through the duration of the mine life to continue to maximize these efficiencies.

In 2009, we expect to incur $68.0 to $72.0 million in operating costs to place approximately 155,000 recoverable ounces of gold on the leach pad.  At the end of 2008, Western Goldfields had approximately 52,146 recoverable ounces of inventory on the leach pad which is estimated to increase to approximately 65,000 ounces at the end of 2009.  Due to the timing of leach pad recoveries and the impact of inventory adjustments, the Company forecasts production and sales to be between 140,000 and 150,000 ounces at cost of sales per ounce1 of $530 to $540. As higher cost leach pad gold inventory at December 31, 2008 is planned to be replaced by lower cost inventory at December 31, 2009, the planned cost of sales2 for 2009 includes approximately $11 million from the expected reduction in the value of leach pad gold inventory. These costs were included in work in process inventory at December 31, 2008 and therefore do not affect 2009 operating cash flow.  Operating cash flow is expected to be $40 - $45 million for 2009 assuming a gold price of $850 per ounce. Western Goldfields expects production and sales to grow again in 2010 to approximately 175,000 ounces with total operating costs remaining similar to 2009 at $68 to $72 million, thus reducing the cost of sales per ounce1 in 2010 to approximately $400.

While total operating costs are expected to remain consistent on a quarterly basis from $16.5 to $18.5 million, higher stripping ratios and lower grades result in lower ounces placed and lower production in the first three quarters of 2009.  Approximately 50% of the recoverable ounces placed in 2009 are forecast to be placed in the fourth quarter.  Production in each of the first three quarters is expected to be 33,000 to 38,000 ounces before increasing to 38,000 to 43,000 ounces in the fourth quarter.  The cost of sales per ounce2 in the first three quarters of the year are forecast to be $595 to $605 and include approximately $4 million per quarter of costs from the expected reduction in the value of leach pad gold inventory quarter to quarter.  The fourth quarter cost of sales per ounce1 is expected decline to $365 to $375 and include approximately a $1.0 million reduction to cost of sales2 from the expected increase in the value of leach pad gold inventory during the fourth quarter.  The inventory related costs do not impact the Company's cash flow in the respective quarters.

Western Goldfields repaid $17.7 million of its outstanding debt at the end of 2008 leaving $68.6 outstanding under the credit facility.  At the end of 2008, the Company had cash of $11.3 million, excluding $7.5 million of restricted cash.  As Mesquite's expansion program is substantially completed, we expect nominal sustaining capital requirements going forward.  We are forecasting approximately $1.5 million in capital spending in 2009 and only $0.5 million annually thereafter.

We intend to continue using Mesquite's cash flow to de-lever the balance sheet and pursue disciplined growth opportunities.

The 2009 cost of sales2 forecast assumes a diesel price of $1.75 per gallon for the 50% of Mesquite's 2009 diesel requirement that is currently unhedged; $1.75 per gallon corresponds to the January 2009 price paid for diesel at Mesquite.  Diesel represents approximately 20% of Mesquite's annual operating cost.  Cost of sales per ounce1 is impacted by changes in diesel price as approximately 50% of Mesquite's annual diesel consumption remains unhedged.

(1)
Cost of sales per ounce is a non-GAAP financial performance measure with no standardized meaning under US GAAP.  It is defined as cost of sales per Western Goldfields’ financial statements divided by the number of gold ounces sold.

(2)	Cost of sales is defined as mine operating costs, including changes in leach pad inventory, plus royalties. Cost of sales does not include non-cash amortization and accretion expense.

Critical Accounting Policies and Estimates

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  For additional information on the market risk that we face see Item 7A – “Quantitative and Qualitative Disclosure about Market Risk”.

Derivative Instruments

The Company accounts for its gold forward sales and fuel hedges in conformity with the following statements issued by the Financial Accounting Standards Board (“FASB”): Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2008, the Company’s gold forward sales and fuel hedge contracts did not meet the criterion in SFAS No.133, and therefore were not designated as cash flow hedges.  These derivative contracts have been entered into in order to effectively establish prices for future production of metals and to establish prices for future purchases of energy.  Since the hedge accounting rules of SFAS No.133 are not being applied, the period-end mark-to-market of these contracts are immediately reflected on the statement of operations of the Company and the cumulative effect is reflected as an asset or liability on the balance sheet.  Realized and unrealized gains or losses associated with these derivative contracts are included in earnings in the period in which the underlying hedged transaction is recognized.

Amortization

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and amortized using the straight line method at rates sufficient to depreciate such costs over the estimated useful lives of such facilities or equipment.

We have expensed all mine development costs prior to our establishing proven and probable reserves upon completion of the feasibility study in August 2006. Subsequent costs incurred to access reserves, drilling and related costs incurred that meet the definition of an asset were capitalized and amortized on a units-of-production basis.

The costs incurred in the construction of our leach pad expansion were capitalized and being amortized on a units-of-production basis.

The expected useful lives used in amortization calculations are based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purposes of amortization.

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

Inventories

Ore on Heap Leach Pad

Prior to July 2007, the Company placed no value on the mineralized material that had been placed on the leach pad at the Mesquite Mine prior to the acquisition of the property by the Company on November 7, 2003.  The reserve estimates reported by the Company in August 2006 and March 2007 support the recoverability of inventoried production costs.  Accordingly, since resumption of mining operations in July 2007, new ore placed on the leach pad has been valued at the lower of average cost or net realizable value.  Any adjustment to net realizable value is reflected in the statement of operations as a component of mine operating costs.  Costs are added to ore on leach pad based on current mining costs, including applicable amortization and depletion relating to mining operations.  Costs are removed from ore on leach pad as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.  The estimates of recoverable gold on the leach pad are calculated from the quantities of ore placed on the leach pad (based on measured tonnage), the grade of ore placed on the leach pad (based on assay results), and a recovery percentage (based on ore type).

Metal-in-Process Inventories

Under the heap leaching process, ore on leach pad is treated with a chemical solution which dissolves the gold contained in the ore.  The solution is further processed in a plant where the gold is recovered.  Metal-in-process inventories represent metal in solution or in subsequent stages of the refining process.  In-process inventories are measured based on assays of the solution and projected recoveries from the refining circuit and are valued at average production cost or net realizable value.  Average production cost is based on the average cost of material fed into the process from the leach pad plus the in-process conversion costs, including applicable amortization relating to the process facilities.  Metal-in-process inventories are valued at the lower of average cost or net realizable value and any adjustment to net realizable value is reflected in the statement of operations as a component of mine operating costs.

Although the amount of recoverable gold ounces placed on the leach pad, based on tonnage and grade of ore, is reconciled to the gold ounces actually recovered, the nature of the leaching process inherently limits the ability to precisely monitor inventory levels.  As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time.  The determination of both the ultimate recovery percentage and the quantity of metal expected over time requires the use of estimates, which are subject to revision since they are based upon metallurgical test work.  The Company expects to continue to process and recover metal from the leach pad until no longer considered economically feasible.

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

The Company’s deferred income tax assets include certain future income tax benefits.  A valuation allowance is recorded against deferred income tax assets if management does not believe the Company has met the “more likely than not” standard required by SFAS No. 109 to allow recognition of such an asset.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements.  The provisions of the Statement are effective for statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB staff issued FSP No. FAS 157-2 which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years.  Effective January 1, 2008, the Company adopted SFAS No. 157 as it relates to financial assets and liabilities.  The new disclosures are included in Note 19.

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

In March 2008, FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company is compliant with these enhanced disclosure requirements in respect of its gold forward sales and fuel hedge contracts.

In June 2008, FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The statement addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  The Company has evaluated the impact of FSP EITF 03-6-1 and concluded there is no impact on the Company's consolidated financial statements.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock ("EITF07-5").  EITF07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

In December 2008, FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities”, for the purpose of improving the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities (VIEs), including qualifying special-purpose entities (QSPEs).  The VIE disclosure requirements focus on an enterprise’s involvement with VIE’s and it’s judgments about the accounting for them. The FSP also requires disclosure of the details of any financial or other support provided to a VIE that the enterprise was not previously contractually required to provide, and the primary reasons for providing the support.  The primary beneficiary of a VIE is also required to disclose the terms of any arrangements, that could require the enterprise to provide future support to the VIE.  In addition, FSP FAS 140-4 and FIN 46(R)-8 requires disclosure of the carrying amount and classification of the variable interest entity’s assets and liabilities in the Balance Sheet and a reconciliation of those amounts to the enterprise’s maximum exposure to loss.  There was no impact of this pronouncement on our financial statements.

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the disclosure controls and procedures was conducted, as such is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as at the end of the fiscal year covered by this Form 10-K to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files, and the transactions that are recorded, processed, summarized and reported, within the appropriate time periods and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As such term is defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

(3)	provide reasonable assurance regarding prevention of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of internal control over financial reporting as at December 31, 2008, was audited by PricewaterhouseCoopers LLP, our independent auditors, as stated in their report which is included with the audited financial statements.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations of Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are being met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control.  The design of systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risks

In the normal course of business, we are exposed to market risk, including changes in interest rates and prices of certain commodities, notably gold and fuel.  A change in the market price of these commodities significantly affects our profitability and cash flow.

Gold prices can fluctuate widely due to numerous factors, such as: demand, forward selling by producers, central bank activities, the strength of the U.S. dollar and global mine production levels.  We use gold forward sales contracts to manage a portion of our exposure to risk arising through changes in the price of gold.  While we are exposed to credit risk in the event of non-performance by counterparties to these agreements, in all cases the counterparties are highly rated financial institutions and we do not anticipate non-performance.  We do not hold or issue derivative financial instruments for trading purposes.

At December 31, 2008, our gold forward sales contracts consisted of a series of contracts to sell 5,500 ounces per month at a price of $801 per ounce over a remaining 72-month period to December 2014.  The fair value of the liability on the remaining contracts as at December 31, 2008 was $45.2 million (2007 - $58.9 million).  We monitor our hedge positions and perform sensitivity analyses on our forward contracts to determine the mark-to-market gain/loss at current gold prices.  We estimate that a 10% change in the spot price of gold from the level of $870 per ounce at December 31, 2008 translates into a mark-to-market fluctuation of approximately $34.4 million.

Gold sales covered by the forward sales contracts represent approximately 44% of our forecast annual shipments for 2009.  The balance of our shipments will be sold in the spot market.  We estimate that a 10% change in the price of gold from the level of $870 per ounce at December 31, 2008 translates into a $7.2 million increase/decrease in revenues from un-hedged production in 2009.

At December 31, 2008, our fuel hedge contracts consisted of a series of contracts hedging 126,000 gallons per month at prices of $1.82 and $1.90 per gallon for 2009 and 2010, respectively.  The fair value of the liability on the contracts as at December 31, 2008 was $0.9 million.  We monitor our hedge positions and perform sensitivity analyses on our forward contracts to determine the mark-to-market gain/loss at current fuel prices.  We estimate that a 10 cent change in the spot price of fuel from the level of $1.45 per gallon at December 31, 2008 translates into a mark-to-market fluctuation of approximately $0.3 million.

Fuel costs are a significant cost element at Mesquite.  Approximately 20% of Mesquite’s operating costs are attributable to diesel consumption.  The market price of diesel and gasoline is unpredictable and can fluctuate significantly.  During the first nine months of 2008, world oil prices were at very high levels and were being reflected in the price paid for fuel.  We estimate that a 10 cent change in the price of diesel fuel from an average of approximately $2.90 per gallon experienced during the year translates into a $0.7 million increase/decrease in mining costs.

At December 31, 2008 we had $68.6 million of bank debt outstanding of which $11.7 million is current.  This debt currently bears interest based on short-term U.S. dollar LIBOR rates, generally for one-month periods, plus 2.2%.  A 1% fluctuation in U.S. dollar LIBOR rates at current levels of indebtedness would translate into a $0.7 million change in reported pre-tax income.

We have a bonding and insurance program, primarily with American International Specialty Lines Insurance Company (“AIG Insurance”) in respect of the operations and closure liabilities of the Mesquite Mine.  At December 31, 2008, we had $8.9 million in the account.  On September 16, 2008, AIG Insurance’s parent company, American International Group, Inc. (“AIG”), suffered a liquidity crisis following the downgrade of its credit rating.  The United States Federal Reserve has since loaned money to AIG in order for the company to meet its obligations to post additional collateral to trading partners.  As a result of Federal and State laws governing the operation of AIG Insurance, it is not believed that our funds are at risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Western Goldfields Inc.

We have completed an integrated audit of Western Goldfields Inc.’s (the Company’s) 2008 consolidated financial statements and of its internal control over financial reporting as at December 31, 2008 and an audit of its 2007 consolidated financial statements. Our opinions, based on our audits, are presented below.

Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Western Goldfields Inc. as at December 31, 2008 and December 31, 2007, and the related consolidated statements of operations and comprehensive income (loss), consolidated statement of stockholders’ equity and consolidated statement of cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company’s financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and December 31, 2007 and the results of its operations and its cash flows for each of the years then ended in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of December 31, 2006 and for the year then ended were audited by other auditors whose report dated February 24, 2007 expressed an unqualified opinion on those statements.

Internal control over financial reporting

We have also audited Western Goldfields Inc’s internal control over financial reporting as at December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Ontario
Canada
March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Western Goldfields Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows of Western Goldfields Inc. for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Western Goldfields Inc. for the year ended December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
February 24, 2007

 PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements
WESTERN GOLDFIELDS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands U.S. dollars)

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,275	$43,870
Restricted cash (Note 4)	7,500	7,500
Receivables	2,550	298
Inventories (Note 5)	35,098	11,201
Prepaid expenses	1,747	887
Current portion of deferred income tax asset (Note 11)	2,045	755
TOTAL CURRENT ASSETS	60,215	64,511

Plant and equipment, net of accumulated amortization (Note 6)	111,334	77,951
Construction in process (Note 7)	—	21,864
Investments - reclamation and remediation (Note 8)	8,934	8,661
Long-term deposits	367	348
Long-term prepaid expenses (Note 9)	1,384	1,555
Deferred debt issuance costs, net of accumulated amortization (Note 10)	2,766	3,227
Deferred income tax asset (Note 11)	22,368	36,378
TOTAL OTHER ASSETS	147,153	149,984

TOTAL ASSETS	$207,368	$214,495

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,484	$8,781
Current portion of mark-to-market loss on gold hedging contracts (Notes 12)	5,606	1,935
Current portion of mark-to-market loss on fuel hedging contracts (Note 13)	540	—
Current portion of loan payable (Note 14)	11,656	6,882
Current portion of reclamation and remediation liabilities (Note 15)	339	129
TOTAL CURRENT LIABILITIES	25,625	17,727

LONG-TERM LIABILITIES
Mark-to-market loss on gold hedging contracts (Note 12)	39,580	56,966
Mark-to-market loss on fuel hedging contracts (Note 13)	391	—
Loan payable (Note 14)	56,984	69,581
Reclamation and remediation liabilities (Note 15)	4,737	4,932

TOTAL LIABILITIES	127,317	149,206

COMMITMENTS AND CONTINGENCIES (Note 21)	—	—

STOCKHOLDERS' EQUITY
Common stock, of no par value, unlimited shares authorized; 134,801,286 and 135,049,685 shares issued and outstanding, respectively (Note 17)	133,383	133,725
Stock options and warrants (Note 18)	8,291	7,551
Accumulated deficit	(61,623)	(75,987)
TOTAL STOCKHOLDERS' EQUITY	80,051	65,289

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$207,368	$214,495

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / LOSS
(In thousands U.S. dollars)
	Year Ended December 31,
	2008	2007	2006
REVENUES
Revenues from gold sales	$95,427	$4,666	$7,859

COST OF GOODS SOLD
Mine operating costs	54,231	19,100	9,266
Royalties	2,073	192	302
Cost of sales (excludes amortization and accretion)	56,304	19,292	9,568
Amortization and accretion	9,332	4,242	1,352
Reclamation cost recovery	(209)	(22)	(1,460)
	65,427	23,512	9,460
GROSS PROFIT (LOSS)	30,000	(18,846)	(1,601)

EXPENSES
General and administrative	6,061	8,370	7,471
Severance costs payable in common shares	—	—	547
Exploration and business development	1,106	795	1,221
	7,167	9,165	9,239
OPERATING INCOME (LOSS)	22,833	(28,011)	(10,840)

OTHER INCOME (EXPENSE)
Interest income	1,093	1,976	392
Interest expense and commitment fees	(4,127)	(1,863)	(20)
Amortization of deferred debt issuance costs	(461)	(342)	—
Realized and unrealized gain (loss) on mark-to-market of gold forward sales contracts (Note 12)	13,078	(58,901)	—
Unrealized loss on mark-to-market of fuel forward contracts (Note 13)	(931)	—	—
Gain on extinguishment of debt	—	—	143
Loss on foreign currency exchange	(3,820)	(343)	(14)
Gain (loss) on sale of assets	—	42	(19)
Merger termination expense	—	—	(1,225)
	4,832	(59,431)	(743)
INCOME (LOSS) BEFORE INCOME TAXES	27,665	(87,442)	(11,583)
INCOME TAX RECOVERY (EXPENSE)	(13,049)	37,133	—

NET INCOME (LOSS)	14,616	(50,309)	(11,583)
PREFERRED STOCK DIVIDENDS	—	—	(17)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	14,616	(50,309)	(11,600)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	—	—	(2)

NET COMPREHENSIVE INCOME (LOSS)	$14,616	$(50,309)	$(11,585)

NET INCOME (LOSS) PER SHARE - BASIC	$0.11	$(0.43)	$(0.18)
- DILUTED	$0.10	$(0.43)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	136,169,809	116,903,752	63,664,614
- DILUTED	148,171,716	116,903,752	63,664,614

The accompanying notes are an integral part of these consolidated financial statements.

 WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands U.S. dollars)
(Years ended December 31, 2008, 2007 and 2006)
	Preferred Stock		Common Stock		Stock Options		Accumulated Other
	Number		Number		and	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Warrants	Deficit	Income (Loss)	Total

Balance, December 31, 2005	1,000,000	$10	39,468,051	$13,014	$4,942	$(14,078)	$—	$3,888

Common stock and warrants issued by way of private placement	—	—	20,000,000	4,012	1,988	—	—	6,000

Common stock issued on conversion of series A preferred stock (Note16)	(1,000,000)	(10)	3,125,000	25	(15)	—	—	—

Common stock issued on conversion of series A preferred stock warrants	—	—	1,562,500	300	—	—	—	300

Common stock issued on exercise of common stock warrants	—	—	12,647,325	11,534	—	—	—	11,534

Common stock issued on exercise of common stock options	—	—	1,135,000	633	—	—	—	633

Common shares issued for exploration assets and services and severance agreements	—	—	515,000	684	—	—	—	684

Stock options issued	—	—	—	—	3,209	—	—	3,209

Warrants issued for consultants' services	—	—	—	—	233	—	—	233

Exercise and expiration of warrants and options	—	—	—	2,683	(2,683)	—	—	—

Net loss for the year ended December 31, 2006	—	—	—	—	—	(11,583)	—	(11,583)

Dividend on preferred stock (Note 16)	—	—	—	—	—	(17)	—	(17)

Other comprehensive income	—	—	—	—	—	—	(2)	(2)

Balance, December 31, 2006	—	—	78,452,876	32,885	7,674	(25,678)	(2)	14,879

Common stock and warrants issued under prospectus supplement	—	—	44,646,000	92,608	—	—	—	92,608

Common stock issued on exercise of common stock warrants	—	—	10,248,052	4,508	—	—	—	4,508

Common stock issued on exercise of common stock options	—	—	1,702,757	1,040	—	—	—	1,040

Stock options issued	—	—	—	—	2,561	—	—	2,561

Exercise and expiration of warrants and options	—	—	—	2,684	(2,684)	—	—	—

Net loss for the year ended December 31, 2007	—	—	—	—	—	(50,309)	—	(50,309)

Other comprehensive income	—	—	—	—	—	—	2	2

Balance, December 31, 2007	—	—	135,049,685	133,725	7,551	(75,987)	—	65,289

Common stock issued on exercise of common stock warrants	—	—	750,000	338	—	—	—	338

Common stock issued on exercise of common stock options	—	—	1,281,234	980	—	—	—	980

Stock options issued	—	—	—	—	1,335	—	—	1,335

Exercise and expiration of warrants and options	—	—	—	595	(595)	—	—	—

Shares acquired under normal course issuer bid (Note 17)	—	—	(2,279,633)	(2,255)	—	(252)		(2,507)

Net income for the year ended December 31, 2008	—	—	—	—	—	14,616	—	14,616

Balance, December 31, 2008	—	$—	134,801,286	$133,383	$8,291	$(61,623)	$—	$80,051

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands U.S. dollars)
	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,616	$(50,309)	$(11,583)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Items not affecting cash:
Amortization of plant and equipment	9,196	3,925	1,088
Amortization of deferred debt issuance costs	461	342	—
Accretion expense (Note 15)	224	337	270
Deferred income taxes	12,720	(37,133)	—
Reclamation cost recovery	(209)	(22)	(1,460)
Reclamation costs incurred	—	(148)	(201)
Loss (gain) on sale of assets and investments	—	(42)	19
Interest net of reimbursed costs - reclamation and remediation	(273)	(234)	(89)
Common stock issued in respect of severance agreements	—	—	547
Stock based compensation	1,335	2,561	3,579
Mark-to-market (gain) loss on gold hedging contracts	(13,715)	58,901	—
Mark-to-market loss on fuel hedging contracts	931	—	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,025)	(74)	(214)
Inventories	(23,897)	(10,689)	394
Prepaid expenses and deposits	(708)	(610)	(392)
Increase (decrease) in:
Accounts payable	(1,759)	2,156	885
Payroll and related taxes payable	(1,561)	—	—
Accrued expenses	3,447	2,101	(110)
Accrued interest expense	(316)	360	(49)
Net cash used by operating activities	(1,533)	(28,578)	(7,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in process	(22,050)	(94,611)	(3,444)
Increase in reclamation and remediation investment	—	(2,090)	—
Proceeds from sale of assets	—	98	—
Restricted cash (Note 22)	—	(7,500)	—
Net cash used by investing activities	(22,050)	(104,103)	(3,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares acquired under normal course issuer bid (Note 17)	(2,507)	—	—
Advances under loan facilities	9,877	76,462	—
Repayments under loan facilities	(17,700)	—	(2,205)
Deferred debt issuance costs	—	(3,570)	—
Common stock issued for cash	—	92,608	4,012
Warrants issued for cash	—	—	1,988
Exercise of options to purchase common stock	980	1,040	633
Exercise of warrants to purchase common stock	338	4,508	11,834
Preferred stock dividends	—	—	(51)
Net cash provided (used) by financing activities	(9,012)	171,048	16,211

Change in cash and cash equivalents	(32,595)	38,367	5,451
Cash and cash equivalents, beginning of period	43,870	5,503	52
Cash and cash equivalents, end of period	$11,275	$43,870	$5,503

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$(4,358)	$(2,374)	$(20)
Interest received	$887	$1,500	$89
Taxes paid	$570	$—	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Stock, options and warrants issued for services	$1,335	$2,575	$4,126
Equipment purchases included in accounts payable	$551	$1,886	$—
Non-cash component of inventories	$1,556	$—	$—
Preferred stock dividends	$—	$—	$17

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

On June 19, 2007 the shareholders of the Company’s predecessor, Western Goldfields, Inc., an Idaho corporation (“WGI Idaho”), approved an agreement and plan of merger effective June 29, 2007 whereby the Company’s place of incorporation was changed from Idaho, USA to Ontario, Canada, and its name was changed from Western Goldfields, Inc. to Western Goldfields Inc. (the “Reorganization”).  For accounting purposes, the Reorganization was treated as a reorganization of entities under common control which has not resulted in any changes in the consolidated carrying amounts of assets, liabilities and stockholders’ equity.  As used herein, the term “the Company” refers to WGI Ontario and its predecessor WGI Idaho.

The Company was in the exploration stage until late 2003.  With the acquisition of the Mesquite Mine in November 2003, the Company exited the exploration stage and became an operating mining company.  Until June 2007, the Company’s operations were restricted to the production of gold from material that was placed on heap leach pad by previous owners of the mine.  In June 2007, the Company commenced active mining operations and in December 2007 commenced leaching new ore.

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, originally dated March 30, 2007 and subsequently amended and restated (Note 14), under which facility WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine.  Of this amount, $87.3 million was available until Completion of the project and $17.7 million is available until 12 months after Completion.  The agreement, in conjunction with the equity financings in 2007 completed the financing requirements for Mesquite.  On December 18, 2008 the term loan facility was further amended which included an acceleration of the loan repayment schedule.  At December 31, 2008, $86.3 million had been drawn on the facility and the first repayment of $17.7 million was made.

The Company’s year-end for reporting purposes is December 31.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Western Goldfields Inc. and its 100% owned subsidiaries: Western Goldfields USA Inc., Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”).  The consolidated financial statements include the assets and liabilities of Western Goldfields as at December 31, 2007 and 2008 and its results of operations and its cash flows for the years ended December 31, 2007 and 2008.  All inter-company accounts and transactions have been eliminated on consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and remediation obligations, impairment of assets, useful lives for amortization, measurement of heap leach, metal-in-process and finished goods inventories, value of options and warrants, and valuation allowances for future tax assets.  Actual results could differ from these estimates.

Accounts Receivable

The Company records its trade accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, where necessary, based on a history of past write-offs and collections and current credit conditions.

The Company’s trade receivables are related to precious metals delivered against a forward sales contract or a spot sale contract whose settlement has not occurred.  Settlement usually occurs between two and fifteen business days and is made through international metals refiners and brokers.  At December 31, 2008 the Company had trade receivables outstanding of $2.1 million (2007 - nil).

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share calculations are based on the weighted average number of common shares and common share equivalents issued and outstanding during the year.  Diluted earnings per share is calculated using the treasury stock method, which assumes that outstanding stock options and warrants with an average exercise price below market price of the underlying shares, are exercised and the assumed proceeds are used to repurchase common shares of the Company at the average market price of the common shares for the period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.  These highly liquid investments only comprise short-term Canadian and U.S. government treasury bills.

Deposits

Under the terms of its agreement with the local electrical power utility, the Company is required to collateralize certain portions of its obligations and has assigned a $0.3 million certificate of deposit. The timing of the release of this collateral is dependent on the credit worthiness of the Company and/or the timing and closure of the Mesquite mine. Collateral could also be released to the extent that the Company is able to secure alternative financial assurance satisfactory to the respective agency. Management expects that the collateral will remain in place beyond a twelve-month period and has therefore classified these deposits as long-term.

Derivative Instruments

The Company accounts for its forward sales of gold and hedges of fuel in conformity with the following statements issued by the Financial Accounting Standards Board (“FASB”): Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

A derivative may be specifically designated as a hedge of financial risk exposures of anticipated transactions if, both at the inception of the hedge and throughout the hedge period, the changes in fair value of the contract substantially offset the effect of commodity price changes on the anticipated transactions and if it is probable that the transactions will occur.  Pursuant to such a designation, the income effect of the change in derivative values would be accounted for in other comprehensive income based upon the Company's valuation of the associated financial gain or loss.  Any change arising from the determination of the derivative's effectiveness would be accounted for as a charge to current operations.  The Company has not currently designated its forward sales of gold and hedges of fuel as cash flow hedges.

The Company’s gold forward sales and fuel hedge contracts are economic hedges.  These derivative contracts have been entered into in order to effectively establish prices for future production of metals and to establish prices for future purchases of energy.  Since the hedge accounting rules of SFAS No.133 are not being applied, the period-end mark-to-market adjustment of these contracts are immediately reflected on the statement of operations of the Company and the cumulative effect is reflected as an asset or liability on the balance sheet.  Realized and unrealized gains or losses on these contracts are included in earnings in the period in which the underlying hedged transaction is recognized.

Exploration and Development Costs

In accordance with U.S GAAP, the Company expenses exploration costs as incurred.  The Company capitalizes costs in respect of projects that meet the definition of an asset after mineralization is classified as proven and probable reserves.  Upon the completion of the feasibility study in respect of the Mesquite Mine in August 2006 and the determination of proven and probable reserves, the Company now capitalizes development costs for that mineral property.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash and cash equivalents, restricted cash, accounts and loans receivable, prepaid expenses, accounts payable, accrued expenses and short-term borrowings.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and 2007.

Inventories

Ore on Heap Leach Pad

Prior to July 2007, the Company placed no value on the mineralized material that had been placed on the leach pad at the Mesquite Mine prior to the acquisition of the property by the Company on November 7, 2003.  The reserve estimates reported by the Company in August 2006 and March 2007 support the recoverability of inventoried production costs.  Accordingly, since resumption of mining operations in July 2007, new ore placed on the leach pad has been valued at the lower of average cost or net realizable value.  Any adjustment to net realizable value is reflected in the statement of operations as a component of mine operating costs.  Costs are added to ore on leach pad based on current mining costs, including applicable amortization and depletion relating to mining operations.  Costs are removed from ore on leach pad as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.  The estimates of recoverable gold on the leach pad are calculated from the quantities of ore placed on the leach pad (based on measured tonnage), the grade of ore placed on the leach pad (based on assay results), and a recovery percentage (based on ore type).

Metal-in-Process Inventories

Under the heap leaching process, ore on leach pad is treated with a chemical solution which dissolves the gold contained in the ore.  The solution is further processed in a plant where the gold is recovered.  Metal-in-process inventories represent metal in solution or in subsequent stages of the refining process.  In-process inventories are measured based on assays of the solution and projected recoveries from the refining circuit and are valued at average production cost or net realizable value.  Average production cost is based on the average cost of material fed into the process from the leach pad plus the in-process conversion costs, including applicable amortization relating to the process facilities.  Metal-in-process inventories are valued at the lower of average cost or net realizable value and any adjustment to net realizable value is reflected in the statement of operations as a component of mine operating costs.

Although the amount of recoverable gold ounces placed on the leach pad, based on tonnage and grade of ore, is reconciled to the gold ounces actually recovered, the nature of the leaching process inherently limits the ability to precisely monitor inventory levels.  As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time.  The determination of both the ultimate recovery percentage and the quantity of metal expected over time requires the use of estimates, which are subject to revision since they are based upon metallurgical test work.  The Company expects to continue to process and recover metal from the leach pad until no longer considered economically feasible.

Bullion

Bullion (metal refined to industry purity standards) inventory, which includes metal held on our behalf by third parties, is valued at the lower of average production cost or net realizable value.

Materials and Supplies

Materials and supplies inventory is stated at the lower of average cost or net realizable value.

Other Comprehensive Loss

The Company reports other comprehensive loss according to SFAS No. 130, “Reporting Comprehensive Income”.  SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, to be included as a separate component of stockholders’ equity as other comprehensive income.  In addition, gains and losses arising from the conversion to U.S. dollars of subsidiary company financial statements denominated in foreign currency, and gains and losses arising from the mark-to-market of forward sales derivative contracts which are accounted for as hedges, are required under SFAS No.130 to be reported as other comprehensive income as a separate component of stockholders’ equity.  No such amounts have been recorded during 2008 and 2007.

Plant and Equipment

The Company evaluates the recoverability of plant and equipment when events and circumstances indicate that such assets might be impaired.  We compare the sum of the undiscounted cash flows expected to be generated from the mine site to its carrying amount – and if the sum of undiscounted cash flows is less than the carrying amount, an impairment loss is recognized if the carrying amount of the individual long-lived assets within the group exceeds their fair values.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Plant and equipment is stated at cost less accumulated amortization.  Amortization of mobile mining equipment and other equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to twelve years.  Development costs relating to the relocation of fauna, which bear no relation to mineral production, are being depreciated on a straight-line basis over the expected life of the mineral property.  All other development costs, processing plan, mine structures and infrastructure is being depreciated on a units of production basis over the estimated life of the ore body based on estimated proven and probable reserves.

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

The Company’s deferred income tax assets include certain future income tax benefits.  A valuation allowance is recorded against deferred income tax assets if management does not believe the Company has met the “more likely than not” standard required by SFAS No. 109 to allow recognition of such an asset.

Reclamation and Remediation Costs and Liabilities

The Company records a liability and corresponding asset for estimated costs for future site reclamation and closure.  The estimated present value of the asset retirement obligation is reassessed on an annual basis or when new material information becomes available.  Increases or decreases to the obligation usually arise due to changes in legal or regulatory requirements, the extent of environmental remediation required or methods of reclamation or cost estimates.  The present value of the estimated costs of these changes are recorded in the period in which the change is identified and quantified. Changes to asset retirement obligations related to operating mines are recorded with an offsetting change to the related asset.  For properties where mining activities have ceased or are in reclamation, changes are charged directly to earnings.  The present value is determined using the Company’s credit adjusted risk free interest rate.

Revenue Recognition

Revenue is recognized when the following conditions are met:  persuasive evidence of an arrangement exists; delivery and transfer of title (gold revenue only) have occurred under the terms of the arrangement; the price is fixed or determinable; and collectability is reasonably assured.  Third party smelting and refining costs are recorded as a cost of sales and silver by-product credits reduce cost of sales as generated.

In 2007, the Company entered into gold forward sales contracts for the sale of 429,000 ounces of gold at $801 per ounce commencing July 2008 with the last commitment deliverable on December 2014.  As at December 31, 2008, the Company had settled, financially or physically at the Company’s discretion, contracts totaling 33,000 ounces.

Gross revenues from gold sales for the years ended December 31, 2008, 2007 and 2006 were to the following major customers:

	December 31, 2008	December 31, 2007	December 31, 2006
Customer A	$69,370	$—	$—
Customer B	9,127	—	—
Customer C	7,316	4,666	6,946
Customer D	6,543	—	—
Customer E	2,824	—	—
Customer F	247	—	—
Customer G	—	—	913
	$95,427	$4,666	$7,859

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements.  The provisions of the Statement are effective for statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB staff issued FSP No. FAS 157-2 which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years.  Effective January 1, 2008, the Company adopted SFAS No. 157 as it relates to financial assets and liabilities.  The new disclosures are included in Note 19.

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

The most significant changes to Western Goldfields’ accounting for business combinations that will result from applying the acquisition method include:  (i) the definition of a business is broadened to include development stage entities, and therefore more acquisitions will be accounted for as business combinations rather than asset acquisitions; (ii) the measurement date for equity interests issued by the acquirer is the acquisition date instead of a few days before and after terms are agreed to and announced, which may significantly change the amount recorded for the acquired business if share prices differ from the agreement and announcement date to the acquisition date; (iii) all future adjustments to income tax estimates will be recorded to income tax expense, whereas under FAS 141 certain changes in income tax estimates were recorded to goodwill; (iv) acquisition-related costs of the acquirer, including investment banking fees, legal fees, accounting fees, valuation fees, and other professional or consulting fees will be expensed as incurred, whereas under FAS 141 these costs were capitalized as part of the business combination; (v) the assets acquired and liabilities assumed are recorded at 100% of fair value even if less than 100% is obtained, whereas under FAS 141 only the controlling interest’s portion is recorded at fair value; and (vi) the non-controlling interest will be recorded at its share of fair value of net assets acquired, including its share of goodwill, whereas under FAS 141 the non-controlling interest is recorded at its share of carrying value of net assets acquired with no goodwill being allocated.

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

In March 2008, FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company is compliant with these enhanced disclosure requirements in respect of its gold forward sales and fuel hedge contracts.

In June 2008, FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The statement addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  The Company has evaluated the impact of FSP EITF 03-6-1 and concluded there is no impact on the Company's consolidated financial statements.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock ("EITF07-5").  EITF07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

In December 2008, FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities”, for the purpose of improving the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities (VIEs), including qualifying special-purpose entities (QSPEs).  The VIE disclosure requirements focus on an enterprise’s involvement with VIE’s and it’s judgments about the accounting for them. The FSP also requires disclosure of the details of any financial or other support provided to a VIE that the enterprise was not previously contractually required to provide, and the primary reasons for providing the support.  The primary beneficiary of a VIE is also required to disclose the terms of any arrangements, that could require the enterprise to provide future support to the VIE.  In addition, FSP FAS 140-4 and FIN 46(R)-8 requires disclosure of the carrying amount and classification of the variable interest entity’s assets and liabilities in the Balance Sheet and a reconciliation of those amounts to the enterprise’s maximum exposure to loss.  There was no impact of this pronouncement on our financial statements.

4. RESTRICTED CASH

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, originally dated March 30, 2007 and subsequently amended and restated (Note 14).  Under the terms of this facility the Company has set aside $7,500,000 in a cost overrun account until Completion of the Mesquite Mine development project, which occurs on satisfaction of physical and economic completion tests as set out in the credit agreement.  At Completion, unused funds will be applied to fund a debt service reserve account, established to hold an amount equal to the debt service amounts payable on the next repayment date as set out in the credit agreement, and thereafter any surplus funds may be returned to the Company.  Interest earned on restricted cash is for the account of the Company.  Completion of the Mesquite Mine development project, as defined in the credit agreement, has not yet been reached.

5. INVENTORIES

Inventories consist of the following:

	December 31, 2008	December 31, 2007
Ore on leach pad	$31,847	$7,724
Metal-in-process	1,409	847
Bullion	6	994
Supplies	1,836	1,636
Total inventories	$35,098	$11,201

Inventories are valued at the lower of cost or net realizable value (“NRV”).

Since June 30, 2008, new ore placed on leach pad has been valued at cost, based on current mining costs, including amortization and depletion, since this is lower than NRV.  At December 31, 2007, ore on leach pad was valued at NRV.

Since June 30, 2008, metal-in-process inventory has been valued at cost, based on the average cost of gold-in-solution fed into the process from the leach pad plus further processing costs, including amortization relating to processing facilities, since this is lower than NRV.

Bullion represents gold held for our account a refiner pending sale.  Since June 30, 2008, bullion has been valued at cost, based on the average cost of the in-process inventory plus refining costs, since this is lower than NRV.  At December 31, 2007, bullion was valued at NRV.

6. PLANT AND EQUIPMENT

The following is a summary of plant and equipment, and accumulated amortization as at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Buildings	$9,886	$4,215
Equipment	84,053	74,633
Leach pad expansion and other processing equipment	29,824	2,684
Mine development	3,864	3,517
	127,627	85,049
Less accumulated amortization	(16,293)	(7,098)
Net Plant and Equipment	$111,334	$77,951

Capitalized interest expense for the year ended December 31, 2008 was $0.2 million (2007 - $0.5 million) based on the interest attributable to borrowings incurred to finance the construction of assets intended for the Company’s own use.  Capitalization of interest ceases when an asset is ready for its intended use.

Mine development as at December 31, 2008 includes $1.4 million (2007 - $1.4 million) in respect of fauna relocation costs and $2.2 million (2007 - $1.9 million) in respect of capitalized development drilling costs.

Amortization expense for the year ended December 31, 2008 was $9.2 million (2007 - $3.9 million).  Amortization of mobile mining equipment and other equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to twelve years. The great majority of assets acquired under the expansion program are depreciated over 12 years. Development costs relating to the relocation of fauna, which bear no relation to mineral production, are being depreciated on a straight-line basis over the expected life of the mineral property.  Amortization of all other mine development costs, processing plant, mine structures and infrastructure is calculated using the units-of-production basis over the estimated life of the ore body based on estimated proven and probable reserves.

The Company reviews and tests the carrying amounts of assets when events or changes in circumstances suggest that the carrying amount may not be recoverable.  Assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  All assets related to the Mesquite Mine are included in one group.  If there are indications that an impairment may have occurred we compare the sum of the undiscounted cash flows expected to be generated from the Mesquite mine to its carrying amount.  If the sum of undiscounted cash flows is less than the carrying amount, an impairment charge is recognized if the carrying amount exceeds the fair value.  Long-lived assets subject to potential impairment at the Mesquite Mine include buildings, plant and equipment, and capitalized mineral property acquisition and mine development costs.  For impairment assessment purposes, the estimated fair value of buildings, plant and equipment is based on a combination of current depreciated replacement cost and current market value.

7. CONSTRUCTION IN PROCESS

The following is a summary of the major components of construction in process at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Leach pad expansion	$—	$12,837
Building construction and site infrastructure	—	9,027
	$—	$21,864

Construction in process is accumulated and carried forward at cost until completion of construction or until the equipment is substantially complete and ready for productive use, at which time the cost is transferred to plant and equipment and is amortized over the asset’s expected useful life.

Cumulative spending on the leach pad expansion and building construction and site infrastructure have been fully capitalized and amortization commenced during 2008.

8. INVESTMENTS - RECLAMATION AND REMEDIATION

The Company has a bonding and insurance program, primarily with American International Specialty Lines Insurance Company (“AIG Insurance”), in respect of the operations and closure liabilities of the Mesquite Mine.  Under the program, the Company initially paid $6.0 million into a reimbursement account with AIG, representing the net present value of expected reclamation costs.  As a result of increases in proven and probable reserves in August 2006 and March 2007, which increased the reserve life of the mine by two years, the Company agreed with AIG and the regulatory agencies to revisions in its reclamation cost estimates.  As a consequence, in May 2007 the bonding program was increased from approximately $8.7 million to approximately $11.3 million and the Company was required to place an additional $2.1 million into the reimbursement account with AIG.  In addition, changes were made to the insurance program as described in Note 9.

During the second half of 2006 and first quarter of 2007, the Company carried out closure procedures in respect of the Vista heap leach pad.  Related costs of $0.3 million were reimbursed by AIG.

The following is a summary of cumulative activity in the reimbursement account as at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Original deposit to reimbursement account	$5,999	$5,999
Additional deposit to reimbursement account	2,091	2,091
Interest earned from inception	1,193	920
	9,283	9,010
Reclamation costs reimbursed	(349)	(349)
Closing balance	$8,934	$8,661

The following bonds have been issued by AIG and approved by regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception Date	Value	Obligee(s)
ESD 7315360	11/7/2003	$1,218	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315361	11/7/2003	$1,468	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315362	11/7/2003	$62	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315363	11/7/2003	$550	California Water Quality Control Board
ESD 7315358	11/7/2003	$6,978	U.S. Bureau of Land Management
ESD 7315359	11/7/2003	$50	California State Lands Commission
ESD 7315533	5/30/2007	$977	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
			California State lands Commission

9. LONG-TERM PREPAID EXPENSES

The Company has paid advance premiums in respect of insurance policies to cover environmental risks at the Mesquite Mine.  In 2007, the insurance program was re-evaluated in light of the increase in reserves and forecast mine life at Mesquite.

The insurance program covers closure and reclamation risk in excess of the amount on deposit in the Investment - Remediation and Reclamation account which was $8.9 million at December 31, 2008 (2007 - $8.7 million), to an aggregate limit of $17.5 million (2007 - $17.5 million), and expires November 7, 2020.  On May 30, 2007, the program limit and term were increased from $14.0 and November 7, 2014, respectively.

The program also covers pollution and remediation risk up to $10.0 million and includes coverage for pre-existing conditions and new conditions.  The terms pre-existing conditions and new conditions expire on November 7, 2013 and November 7, 2009, respectively.  On May 30, 2007, the program limit was increased from $5,000,000.

The premium cost is being amortized over the terms of the policies and is summarized below.

	December 31, 2008	December 31, 2007
Original Policy Premiums	$1,643	$1,643
Additional Policy Premium	724	724
Amortization to date	(812)	(641)
Unamortized Premium Cost	1,555	1,726
Current Portion	(171)	(171)
Long-Term Prepaid Expenses	$1,384	$1,555

10. DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs, primarily bank fees and professional fees and expenses associated with the term loan facility (Note 14) incurred to December 31, 2008 were $3.6 million (2007 - $3.6 million).  These costs are being amortized on a straight-line basis over the term of the facility to December 31, 2012.  Amortization for the year ended December 31, 2008 was $0.5 million (2007 - $0.3 million).

	December 31, 2008	December 31, 2007
Debt issuance costs incurred	$3,570	$3,570
Cumulative amortization	(804)	(343)
Closing balance	$2,766	$3,227

11. DEFERRED INCOME TAX ASSETS

Income Taxes

	December 31, 2008	December 31, 2007
Current	$(329)	$755
Deferred	(12,720)	36,378
(Expense) recovery of income taxes	$(13,049)	$37,133

The Company’s effective income tax rate on earnings (loss) has been determined as follows:

	December 31, 2008	December 31, 2007
United States federal statutory income tax rate	35.0%	35.0%
Increase by the effects of:
State tax	5.8%	4.0%
Permanent tax adjustments	3.2%	—
Change in valuation allowance	0.1%	2.3%
Other adjustments	3.1%	—
Effective tax rate	47.2%	41.3%

Income (loss) before income taxes	$27,665	$(87,442)
Income tax recovery (expense)	$(13,049)	$37,133

Deferred Taxes

The significant components of the deferred tax asset at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Current deferred tax assets	$2,045	$755

Long-term deferred tax assets
Unrealized loss on mark-to-market of gold forward sales contracts	15,577	22,217
Net operating losses	25,451	19,131
Mining property	1,265	1,265
Reclamation cost	1,979	1,948
Exploration cost	35	453
Stock-based compensation	1,675	1,335
Minimum tax	327	—
Other	637	—
Total long-term deferred tax assets	46,946	46,349
Long-term deferred tax liabilities
Fixed assets	(16,944)	(2,370)
Total long-term deferred tax liabilities	(16,944)	(2,370)
Net long-term deferred tax asset	32,047	44,734
Valuation allowance	(7,634)	(7,600)
Net deferred tax assets	$24,413	$37,134

At December 31, 2008, the Company had loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $66.5 million and $51.0 million, respectively (2007 - $49.9 million and $49.9 million).  These losses expire from 2022 to 2028.  The ability to utilize these loss carryforwards is dependent upon a number of factors, including the future profitability of operations and other tax limitations.  Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign limitations.  These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively.  In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.  Based on management’s assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets mainly due to possible Code Section 382 limitations against the utilization of certain of the Company’s NOLs.  A tax benefit of $25.1 million less a valuation allowance of $6.0 million resulting in a net tax benefit of $19.1 million has been recognized in the consolidated financial statements with respect to income tax loss carry-forwards.

As a result of the adoption of SFAS No. 123R, the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for NOLs resulting from excess tax benefits.  As of December 31, 2008, deferred tax assets do not include $0.7 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryforwards.  Additional paid in capital will be increased up to an additional $0.7 million if and when such excess tax benefits are realized.

The Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position does not have a more-likely-than-not likelihood of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

As of December 31, 2008 the Company does not have any accrued interest or penalties related to uncertain tax positions.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  We do not have any interest or penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2008, 2007 and 2006.  The tax years 2002-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

12. MARK-TO-MARKET LOSS ON GOLD HEDGING CONTRACTS

Under the terms of the term loan facility originally dated March 30, 2007 and subsequently amended and restated (Note 14), Western Mesquite Mines Inc. was required, as a condition precedent to drawdown the loan, to enter into a gold hedging program acceptable to the banking syndicate.  On June 14, 2007 the Company announced that all requirements needed to make the facility available for drawdown had been met and that it had executed gold forward sales contracts for 429,000 ounces of gold at a price of $801 per ounce.  The hedging contracts represent a commitment of 5,500 ounces per month for 78 months commencing July 2008 with the last commitment deliverable in December 2014.

At December 31, 2008, the Company’s gold forward sales contracts did not meet the criterion in SFAS No.133, and therefore were not designated as cash flow hedges.  Accordingly, the period-end mark-to-market adjustment related to these contracts is immediately reflected on the statement of operations of the Company as unrealized gains or losses on gold forward sales contracts and the cumulative effect is reflected as an asset or liability on the balance sheet.

Starting in July 2008, the Company began settling these contracts, at the Company’s option, by physical delivery of gold or on a net financial settlement basis.  Realized losses of $1.3 million were recognized for the year ended December 31, 2008 (2007 - $nil).  The remaining contracts were marked-to-market as at December 31, 2008 using a spot price of gold of $870 per ounce (2007 - $836 per ounce).  The cumulative unrealized pre-tax loss of $45.2 million has been disclosed as a liability as at December 30, 2008 (2007 - $58.9 million) and the Company has recorded an unrealized gain of $14.4 million for the year ended December 31, 2008 (2007 - $58.9 million unrealized loss).

13. MARK-TO-MARKET LOSS ON FUEL CONTRACTS

The Company entered into fuel hedge contracts with financial institutions on December 15, 2008.  The hedging contracts represent a total commitment of 1.5 million gallons of diesel per year at prices of $1.82 and $2.00 per gallon in 2009 and 2010, respectively.  The Company will be financially settling 126,000 gallons of diesel per month.

At December 31, 2008, the Company’s fuel hedge contracts did not meet the criterion in SFAS No.133, and therefore were not designated as cash flow hedges.  Accordingly, the period-end mark-to-market adjustment related to these contracts is immediately reflected on the statement of operations of the Company as unrealized gains or losses on fuel hedging contracts and the cumulative effect is reflected as an asset or liability on the balance sheet.

The contracts were marked-to-market as at December 31, 2008.  The cumulative unrealized loss of $0.9 million has been disclosed on the statement of operations and as a liability on the balance sheet as at December 31, 2008 ($0.5 million is shown as a current liability).

14. LOAN PAYABLE

Term Loan Facility

The Company, through its wholly owned subsidiary WMMI, entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007 and as further amended on June 29, 2007, July 16, 2007, August 14, 2007, and August 14, 2008, under which WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine.  The facility was for a term of 7.75 years until December 31, 2014 and comprises a multiple-draw term loan of which $87.3 million was available as required for the development of the Mesquite Mine; the remainder will be available for up to 12 months after completion for corporate purposes.  The facility is secured by all of the assets of WMMI and a pledge of the shares of WMMI owned by the Company. In addition, until Completion, the facility is guaranteed by the Company.  The facility was further amended on December 18, 2008 to encompass the following:  alterations to the original development plan contemplated by the Company; acceleration of the loan repayment period with the final payment now due on December 31, 2012; and, extension of the date by which completion must be reached to June 30, 2009.

Interest on the term loan is charged at U.S. dollar LIBOR plus 2.2% prior to completion and U.S. dollar LIBOR plus 1.75% after completion.  Completion occurs upon the satisfaction of certain technical and financial criteria as defined in the credit agreement.  As at December 31, 2008, WMMI had drawn $86.3 million (2007 - $76.5 million), less repayments of $17.7 million (2007 - $nil), under the facility and incurred interest at an average rate of approximately 5.0% for the year (2007 – 7.3%).  Repayment of the project facility is on a semi-annual basis, from December 31, 2008 through December 31, 2012 according to an agreed schedule of percentages of the loan outstanding on the final day of the availability period. On the basis of the loan outstanding at December 31, 2007, the initial repayment on December 31, 2008 was $17.7 million, or 20.5% of the loan.  In addition to the scheduled repayments, mandatory prepayments are required semi-annually based on excess cash flows from the Mesquite Mine.  At December 31, 2008 there were no excess cash flows to trigger a prepayment.

The schedule of repayments is as follows:

December 31, 2008
June 30, 2009	$4,749
December 31, 2009	6,907
June 30, 2010	11,224
December 31, 2010	8,634
June 30, 2011	4,317
December 31, 2011	6,907
June 30, 2012	12,951
December 31, 2012	12,951
$68,640

This schedule excludes any mandatory prepayments which can only be determined at date of scheduled repayment.

15. RECLAMATION AND REMEDIATION LIABILITIES

Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations.  Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities.  The Company’s provision for reclamation and remediation liabilities is based on known requirements.  It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments.  The Company’s estimate of the net present value of these obligations for the Mesquite Mine is based upon existing reclamation standards at December 31, 2008 and is in conformity with SFAS No. 143.  The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

In 2008, our asset retirement obligations related to the Mesquite Mine were independently assessed by a third-party engineering firm.  The impact of the assessment was a reduction of $0.2 million relating to changes in timing of future reclamation activities and substantive changes in the mine closure plan.  More specifically, the substantive changes included:
•
Revision due to pre-2008 over-estimation of total area to be reclaimed.  Mesquite's original planned closure costs were based on Newmont’s assessment; Newmont had not claimed credit for major earthwork performed over a large part of the mine (waste rock facilities), and had retained acreages which do not exist as a liability.

•
Downward revision in rinsing volume required for the heap leach based on recent experience.  Mesquite closed the Vista heap with one-third pour volume of water pumped up and through the heap, versus one-pour volume assumed in previous cost estimates.  We have now revised costs to about three-quarter pour volume, as a reasonable balance between conservatism and actual experience.

In May 2007, the Company announced an increase in its mineral reserves which is reflected in an increase of $0.1 million in the provision for reclamation and remediation as at December 31, 2007.  Subsequent production depletion had no impact on the provision for reclamation and remediation.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the years ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Opening Balance	$5,061	$4,805
Accretion	224	337
Reclamation costs incurred	—	(148)
Increase (reduction) in the present value of obligations	(209)	67
Ending Balance	5,076	5,061
Less: current portion	339	129
	$4,737	$4,932

16.   PREFERRED SHARES

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

All of the preferred shares were converted into common stock in 2006.

The holders of Series A Preferred were entitled to receive dividends at a rate of 7.5% of the conversion price (as defined) per annum.  The Company paid accrued dividends in the amount of $51,354 on conversion of the Series A Preferred on May 31, 2006.

17. COMMON SHARES

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

Other Issuances of Common Shares

During the year ended December 31, 2008, 1,281,234 options were exercised for cash consideration of $1.0 million.

During the year ended December 31, 2008, 750,000 shares of common stock were issued for cash consideration of $0.3 million upon the exercise of 750,000 warrants to purchase common shares.

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

Normal Course Issuer Bid

In November 2008, the Company received approval from the Toronto Stock Exchange for a normal course issuer bid (“NCIB”) program for the repurchase of its outstanding common shares.  The Company had approval to repurchase up to a maximum of 12,838,011 common shares, or approximately 10% of the Company’s public float from the period November 7, 2008 to November 6, 2009.  During the year ended December 31, 2008, the Company repurchased 2,279,633 common shares at a cost of $2.5 million.  The Company returned to treasury and cancelled these shares.  The excess of the purchase price over the carrying amount of the shares purchased was recorded as a $0.3 million increase in retained accumulated deficit at 416-324--601S.

18. STOCK OPTIONS AND WARRANTS

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

The plan is a non-qualifying stock option plan for U.S. income tax purposes.  For awards made before and after the reorganization of the Company effective June 29, 2007, the price of options granted is expressed in terms of U.S. and Canadian dollars, respectively.  The aggregate number of shares of the Company’s common stock for which option awards may be granted under the plan shall not exceed 5,000,000.  At December 31, 2008, 976,667 (2007 – 2,625,000) option awards were available for issuance under the plan.

Prior to inception of the Western Goldfields’ stock option plan, of the awards issued, 9,855,118 option awards remain outstanding as at December, 31, 2008.

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

During the year ended December 31, 2008, 1,281,234 options were exercised for cash proceeds of $1.0 million and 136,666 options were forfeited.

On August 8, 2008, the Company issued 400,000 options to employees and an officer, and 100,000 options to a consultant for services rendered, with an exercise price of Cdn. $2.00 per share.  The options vest in three equal annual installments beginning on August 8, 2008, and were fair valued at $0.5 million.

On November 27, 2008, the Company issued 1,285,000 options to employees, officers, and directors, with an exercise price of Cdn. $1.75 per share.  The options vest in three equal annual installments beginning on November 26, 2009, and were fair valued at $1.2 million.

During the year ended December 31, 2007, 1,749,632 options were exercised for cash proceeds of $1.0 million and 10,000 options expired.  Of the options exercised, 150,000 were exercised in exchange for 103,125 common shares under the cashless method under which option holders receive that number of shares calculated by dividing the amount by which their options are “in the money” by the share price at date of exercise.

During the year ended December 31, 2007, the Company issued 1,400,000 options to employees, officers and directors, with a weighted average exercise price of $2.60.  These options vest in three equal annual installments beginning on the grant date and were fair valued at $2.8 million.

 The value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model.  The model requires the input of subjective assumptions, including the weighted-average risk-free rate of return, expected term of the option award and stock price volatility.  These assumptions were adjusted to reflect prevailing interest rates, plan experience and stock market performance of the Company’s shares, respectively.  These estimates involve inherent uncertainties and the application of management judgment.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for options expected to vest.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been different from that reported.  The Black-Scholes option pricing model used the following assumptions:

	2008	2007	2006
Weighted-average risk-free rate of return (%)	2.6%	3.9% - 5.0%	4.6% - 5.0%
Dividend yield	-%	-%	-%
Expected life in years	4 and 5	4 and 7	7
Volatility	75%	91% - 98%	102% - 107%

The following is a summary of stock option activity for the years ended December 31, 2008 and 2007:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value
Balance January 1, 2007	13,661250	$0.61
Granted	1,400,000	2.60
Exercised	(1,749,632)	0.65
Forfeited / cancelled	(10,000)	0.65
Outstanding at December 31, 2007	13,301,618	0.82	$39,882,132
Exercisable at December 31, 2007	9,403,291	$0.72	$29,111,056
Weighted average fair value of options as of December 31, 2007				$0.55

Balance January 1, 2008	13,301,618	$0.82
Granted	1,785,000	1.48
Exercised	(1,281,234)	0.76
Forfeited / cancelled	(136,666)	1.72
Outstanding at December 31, 2008 (1)	13,668,718	0.86	$10,990,223
Exercisable at December 31, 2008	11,687,054	$0.73	$10,770,835
Weighted average fair value of options as of December 31, 2008				$0.56

(1)	Includes options granted under predecessor plan.

The total intrinsic value of options exercised during the year ended December 31, 2008 was $2.2 million (2007 - $2.1 million).

The following table summarizes information about the stock options outstanding at December 31, 2008:

Awards Outstanding by Range
Exercise Price $		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price $	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
0.01	0.50	7,710,117	4.00	0.34	7,710,117	4.00	0.34
0.51	1.00	2,145,000	3.77	0.86	2,145,000	3.77	0.86
1.01	1.50	1,285,000	4.90	1.42	—	—	—
1.51	2.00	908,601	5.85	1.81	460,269	5.64	1.86
2.01	2.50	1,320,000	4.88	2.21	1,171,668	4.80	2.20
2.51	3.00	—	—	—	—	—	—
3.01	3.04	300,000	5.94	3.04	200,000	5.94	3.04
		13,668,718	4.30	0.86	11,687,054	4.14	0.73

As of December 31, 2008, there was $1.7 million (2007 - $1.7 million) of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plan.  The cost is expected to be recognized over a weighted-average period of 1.6 years (2007 – 1.1 years).

Warrants

The following is a summary of warrant activity for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008	Year ended December 31, 2007
Balance, start of year	6,806,180	17,054,232
Issued	—	—
Expired	—	—
Exercised	(750,000)	(10,248,052)
Balance, end of year	6,056,180	6,806,180

Warrants outstanding to acquire common shares of the Company at December 31, 2008 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
6,056,180	$ 0.76	Note (1)

(1)	Newmont Mining Corporation (“Newmont”) received warrants as part of the purchase price for Mesquite in November 2003. The warrants expire between June 9, 2011 and June 9, 2012

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 3, effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities that are being measured at fair value on a recurring basis.  Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its consolidated financial statements.  In accordance with FSP 157-2, the Company deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities measured at fair value on a non-recurring basis.

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

The following table sets out the Company’s financial assets and liabilities at December 31, 2008 at fair value by level within the fair value hierarchy.  As required by FAS 157, liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2008
	Total	Level 1	Level 2
Assets
Cash and cash equivalents and restricted cash	$18,775	$18,775	$—
Receivables	$2,550	$—	$2,550
Liabilities
Bank debt	$68,640	$68,640	$—
Derivative instruments – forward gold sales contracts	$45,186	$—	$45,186
Derivative instruments – forward fuel hedge contracts	$931	$—	$931

The Company’s cash and restricted cash are represented by account balances and short-term deposits with major Canadian and U.S. banks.  Canadian account balances and deposits are converted to U.S. dollars at the closing exchange rate on December 31, 2008 and accordingly are classified within Level 1 of the fair value hierarchy.

The Company’s bank debt represents the current and long-term portions of advances under the Company’s term-loan facility.  As the loan was re-negotiated at the end of 2008, the book value is representative of fair value from a market participant’s perspective.  Accordingly it is classified within Level 1 of the fair value hierarchy.

The Company’s gold forward sales and fuel hedge contracts are valued using pricing models which require a variety of inputs, including contractual terms and yield curves, and correlation of such inputs.  The Company utilizes the market approach to measurement of fair value for these derivative instruments.  This approach uses prices and other relevant information generated by market transactions involving comparable liabilities.  Such derivative contracts trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment.  As the derivatives are in a net liability position at year-end, the Company has determined that there is no counterparty credit risk.  Such instruments are typically classified within Level 2 of the fair value hierarchy.

20.  RELATED PARTY TRANSACTIONS

Since June 2006 our head office has been located in Toronto, Ontario, Canada, where we share premises with Silver Bear Resources Inc. (“Silver Bear”), a related party through certain senior executives and a director of Silver Bear also serve as a senior executive and as a director of Western Goldfields. Under a cost sharing agreement with Silver Bear, we were charged with 50% of the rental and operating costs of the space occupied when the office was leased by Silver Bear. During the year ended December 31, 2008 overhead costs of $0.2 million were charged by Silver Bear to Western Goldfields under this agreement (2007 - $0.3 million).

We relocated our Toronto head office in June of 2008 and we have entered into a lease for the ten year period commencing June 1, 2008. Estimated rental and operating costs over the first year of the lease is approximately $0.5 million and over the ten year term is approximately $5.4 million. As a result of Western Goldfields entering into the new lease we charged Silver Bear for their proportional share under the cost sharing agreement.  During the year ended December 31, 2008 overhead costs, including lease costs for the new premises, of $0.5 million were charged by Western Goldfields to Silver Bear.  At December 31, 2008 $23,000 (2007 - $31,000) was payable to Silver Bear.

In November 2008, a new cost sharing agreement was reached between Silver Bear and Western Goldfields with an effective date of January 1, 2009.  The new agreement amends cost sharing ratios between the two companies to one-third recovery of shared costs from Silver Bear which reflects the current level of activities and Western Goldfields would initially incur the costs.

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

21.  COMMITMENTS AND CONTINGENCIES

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

Mesquite Expansion

The Company is in the final stages of completion of the mine expansion program at Mesquite.  As at December 31, 2008, planned and committed capital spending on the program is approximately $0.3 million.

Lease Agreement

The Company has entered into a lease for head office premises for the ten-year period which commenced June 1, 2008.  Estimated rental and operating costs over the next year is approximately $0.5 million and over the ten-year term are approximately $5.4 million.  During 2008, Silver Bear shared one-half of these costs.  In the new cost sharing agreement, effective January 1, 2009, Silver Bear will share one-third of total occupancy costs (Note 20).

Litigation and Claims

The Company is involved in legal proceedings from time to time, arising in the ordinary course of its business.  Typically, the amount of ultimate liability with respect to these actions will not, in the opinion of management, materially affect Western Goldfields’ financial position, results of operations or cash flows.

In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, the Company and its legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  If the assessment of a contingency suggests that a loss is probable, and the amount can be reliably estimated, then a loss is recorded.  When a contingent loss is not probable but is reasonably possible, or is probable but the amount of loss cannot be reliably estimated, then details of the contingent loss are disclosed.  Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case we disclose the nature of the quantities.  Legal fees incurred in connection with pending legal proceedings are expensed as incurred.

There were no loss contingencies accrued in the years ended December 31, 2008, 2007, or 2006.

22.  COMPARATIVE INFORMATION

The Company has reclassified the cash used by restricted cash of $7.5 million from the initial classification as an operating activity to investing activity in these financial statements to conform to the year-end December 31, 2007 classification.

23.  SUBSEQUENT EVENTS

Additional Fuel Hedging Contracts

During January 2009, Western Goldfields entered into additional fuel hedge contracts for each of the next two years.  The Company hedged 1,386,000 and 1,512,000 gallons of diesel at forward prices of $1.68 and $1.87 per gallon in 2009 and 2010, respectively.  In each month, 126,000 gallons of diesel will be settled on a financial basis commencing February 2009.

Proposed Business Combination

Western Goldfields Inc. and New Gold Inc. (“New Gold”) have entered into a definitive business combination agreement dated as of March 3, 2009 for the purpose of combining the ownership of their respective businesses.  Under the terms of the agreement, New Gold will acquire by way of a plan of arrangement all of the outstanding common shares of Western Goldfields on the basis of one New Gold common share and CDN$0.0001 in cash for each common share of Western Goldfields (the "Transaction").  Upon completion of the Transaction, New Gold will have approximately 348 million shares outstanding (436 million fully-diluted).

The Transaction is subject to regulatory approvals, court approval and obtaining a minimum two-thirds approval of those shares voted at a special meeting of the shareholders of Western Goldfields and majority approval at a special meeting of the shareholders of New Gold.  The Transaction has been structured as a plan of arrangement under the Business Corporations Act (Ontario).  The parties expect to complete and mail the joint information circular in April 2009 and plan to hold the special meetings of shareholders in May 2009.  The Transaction is expected to close at the end of May 2009.

The definitive business combination agreement entered into in connection with the Transaction includes a commitment by each of New Gold and Western Goldfields not to solicit alternative transactions to the proposed Transaction. In certain circumstances, if a party terminates the definitive agreement to enter into an agreement to effect an acquisition proposal that is different from the Transaction, then such party is obligated to pay to the other party as a termination payment an aggregate amount equal to CDN$8.8 million if New Gold is the terminating party and CDN$8.8 million. Each party has also been provided with certain other rights, representations and warranties and covenants customary for a transaction of this nature, and each party has the right to match competing offers made to the other party.

 ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the disclosure controls and procedures was conducted, as such is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as at the end of the fiscal year covered by this Form 10-K, to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files, and the transactions that are recorded, processed, summarized and reported, within the appropriate time periods and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As such term is defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

(3)	provide reasonable assurance regarding prevention of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of internal control over financial reporting as at December 31, 2008, was audited by PricewaterhouseCoopers LLP, our independent auditors, as stated in their report which is included with the audited financial statements.

(c) Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations of Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are being met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control.  The design of systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of our executive officers and directors as of March 5, 2009:

Name	Age	Position(s) with the Company	Date of Appointment as Director
Randall Oliphant	49	Executive Chairman	February 13, 2006
Raymond Threlkeld	62	President and Chief Executive Officer	June 14, 2006
Brian Penny	46	Chief Financial Officer
Wesley Hanson	48	Vice President of Mine Development
Arthur Chen	32	Controller and Secretary
Vahan Kololian (1) (2)	55	Director	March 14, 2006
Martyn Konig (1) (2)	51	Director	February 13, 2006
Gerald Ruth (1) (2)	50	Director	May 10, 2004

(1)	Member of Audit Committee
(2)	Member of Compensation, Governance and Environmental Committee

Randall Oliphant, age 49, is the Executive Chairman and a director of the Company.  He is also a director and the President and Chief Executive Officer of Silver Bear Resources Inc. He has been the Chairman and Chief Executive Officer of Rockcliff Group Limited, a private corporation actively involved with its shareholdings, primarily in the mining sector, including Western Goldfields Inc. since September 2004. Mr. Oliphant is on the Advisory Board of Metalmark Capital LLC (formerly Morgan Stanley Capital Partners), and serves on the boards of WesternZagros Resources Ltd. and Franco-Nevada Corporation. Since 2003, Mr. Oliphant has served on the boards of a number of public and private companies and not-for-profit organizations. From 1999 to 2003, he was the President and Chief Executive Officer of Barrick Gold Corporation. Mr. Oliphant is a Chartered Accountant.

Raymond Threlkeld, age 62, has over 30 years of mineral industry experience ranging from discovery, feasibility study, development management, operations management, and corporate officer. Since 2005, Mr. Threlkeld has been the Chief Operating Officer of Silver Bear Resources Inc. From 1996 to 2005 Mr. Threlkeld held various senior management positions in precious metal mine development with Barrick Gold Corporation and Coeur d’Alene Mines Corporation including the development of the Pierina Mine in Peru, the Bulyanhulu Mine in Tanzania and the Veladero Mine in Argentina. Mr. Threlkeld has had exploration acquisition success in the Western United States in addition to the management and project development experience cited above.

Brian Penny, age 46, has over 20 years of experience in mine finance and accounting.  He has been the Chief Financial Officer of the Company since 2006.  Since 2005, Mr. Penny has also been the Chief Financial Officer of Silver Bear Resources Inc. Since 2004, Mr. Penny has been a Director of, and chairs the Audit Committee of Equinox Minerals Limited. While serving as Chief Financial Officer with Kinross Gold Corporation from 1993 to 2004, Mr. Penny was responsible for all finance, banking, hedging and financial reporting activities including the financial due diligence surrounding a U.S. $1.3 billion merger with TVX Gold Inc. and Echo Bay Mines Ltd. Mr. Penny is a Certified Management Accountant.

Wesley Hanson, age 48, has over 27 years of mining experience including exploration, mine geology, mine engineering, mine operations, consulting geology and corporate management. Mr. Hanson joined Western Goldfields in 2006 and he is also an officer of Silver Bear Resources. From 2002 to 2006, Mr. Hanson held various supervisory positions with Kinross Gold Corporation, the most recent being Vice President of Technical Services where he supervised resource and reserve disclosure and managed the company's technical staff supporting Kinross' mining operations and corporate development activities. Mr. Hanson is a Professional Geologist.

Arthur Chen, age 32, served as Controller for Central Sun Mining Inc. (formerly Glencairn Gold Corporation), a publicly traded company with operating mines and exploration properties in Central America, from 2006 to 2008.  Mr. Chen was responsible for managing the daily financial operations of the company, including corporate reporting and company-wide Sarbanes-Oxley compliance.  From 2005 to 2006, Mr. Chen was Assistant Controller at Lucent Technologies Canada Inc., the Canadian subsidiary of an U.S. based telecommunications solutions provider.  Prior to 2005, Mr. Chen held various positions at Ernst & Young LLP, including Manager in the firm’s Assurance and Technology and Security Risk Solutions groups.  Mr. Chen is a Chartered Accountant.
.
Vahan Kololian, age 55, is the founder and Managing Partner of TerraNova Partners LP, which invests in the industrial, services and resource sectors. Since 2002 Mr. Kololian has been Chairman of Precinda Corporation, a private manufacturing company. Mr. Kololian started his career in investment banking in 1980 with Burns Fry Limited (now BMO Nesbitt Burns). Since 1990 he has held leadership positions in private equity partnerships. Mr. Kololian also serves on the boards of the following public companies:  Clear Point Business Resources Inc., Consolidated Puma Minerals Inc. and Manicouagan Minerals Inc. Mr. Kololian holds BA and LL.B. degrees.

Martyn Konig, age 51, has 27 years experience in investment banking and the commodity markets. Since 2005 Mr. Konig has served as Chief Executive Officer of Blackfish Capital, including managing the Blackfish Capital Resources Fund, a hedge fund focused on small /mid cap mining companies. He has extensive experience in the natural resource sector, acting as CEO from 2004-2008 of AIM listed Latitude Resources Limited, a mining investment company, prior to which he held senior management roles  in resource finance and commodity trading operations at various international investment banks. Mr. Konig was a main Board Director of NM Rothschilds and Sons Ltd. for 15 years and held senior positions at Goldman Sachs and UBS. Mr. Konig is a Barrister and Fellow of the Chartered Institute of Bankers. He is also a Non-Executive Director of TSX/ AIM listed  European Goldfields Limited.

Gerald Ruth , age 50, has served as a Director since May 2004. Since 2003, Mr. Ruth has operated an independent corporate finance consulting business. Mr. Ruth is currently a Director and Chief Executive Officer of Yonge Street Capital Corp., a capital pool company listed on the TSX Venture Exchange, and President and Chief Executive Officer of Gersan Capital Corp., a limited market dealer involved in corporate finance, capital markets activities and strategic advisory services. From 1988 to 2003, Mr. Ruth held various positions at the Toronto Stock Exchange, where he served as Head of Listings from 1997 to 2003. Mr. Ruth is a Chartered Accountant.

To our knowledge, none of our directors, officers or affiliates, and no owner of record or beneficial owner of more than five percent (5%) of our securities, and no associate of any such director, officer or security holder, is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Independence of the Board

Three out of the five members of the Board are independent within the meaning of the governance guidelines issued by the Canadian securities regulatory authorities National Policy 58-201and the rules of the NYSE Alternext. Each of Messrs. Kololian, Konig and Ruth are independent. Mr. Threlkeld is not independent as he is an officer of the Company. Mr. Oliphant is also not independent as he acts as executive Chairman of the Company.

The independent directors meet at the end of each Board meeting without management and non-independent directors being present, if deemed necessary.

Meetings of the Board and Committees of the Board

The Board meets a minimum of four times per year, usually every quarter and following the annual meeting of the Company's shareholders. Each committee of the Board meets at least once each year or more frequently as deemed necessary by the applicable committee, and at least four times a year in the case of the Audit Committee. The frequency of the meetings and the nature of the meeting agendas are dependent upon the nature of the business and affairs which the Company faces from time to time. During 2008, the Board met 8 times, the Audit Committee met 4 times and the Compensation, Governance and Environmental Committee met 3 times. The following table provides details regarding director attendance at Board and Committee meetings held during their tenure on their respective committees during 2007.

Meetings Attended out of Meetings Held

Director	Board	Audit Committee	Compensation Governance and Environmental Committee
Randall Oliphant	8 out of 8	—	—
Raymond Threlkeld	8 out of 8	—	—
Vahan Kololian	8 out of 8	4 out of 4	4 out of 4
Martyn Konig	8 out of 8	4 out of 4	4 out of 4
Gerald Ruth	8 out of 8	4 out of 4	4 out of 4

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

Compensation, Governance and Environmental Committee

The Company’s Compensation, Governance and Environmental Committee (“the CGE Committee”) reviews and makes recommendations regarding the compensation of executive officers of the Company. Mr. Kololian served as Chairman of the Committee and Messrs. Konig and Ruth were members of the committee during the year ended December 31, 2008. All members of the CGE Committee are independent directors. The CGE Committee periodically reviews the compensation paid to directors and management based on factors including time commitment, comparative fees paid by similar companies in the industry, performance and level of responsibility.

Audit Committee

Our Audit Committee is comprised of Messrs. Kololian, Konig and Ruth, all of whom are independent and financially literate under Canadian governance requirements and the rules of the NYSE Alternext. Our board of directors has determined that Mr. Ruth is an Audit Committee financial expert within the meaning of Item 407 of Reg. S-K under the Securities Exchange Act of 1934. Our Audit Committee’s principal responsibilities consist of: (i) recommending the selection of independent auditors; (ii) reviewing the scope of the audit conducted by the auditors, as well as the audit itself; (iii) reviewing matters concerning financial reporting, accounting and audit procedures, and policies generally, and (iv) monitoring the independence and performance of our independent auditors.

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

The Board of Directors has adopted a written charter setting out responsibilities of the Audit Committee. A copy of the charter is included as an exhibit.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company’s equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.   To the best of our knowledge, based solely on a review of the copies of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2008, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis provides an overview of Western Goldfields Inc.’s executive compensation program, including:

•	the general compensation principles and objectives of our executive compensation program;

•	the material elements of our executive compensation program and the process we use for making executive compensation decisions; and

•	information about the 2008 compensation earned by the following officers (the “Named Executive Officers”):

•	Randall Oliphant, our Executive Chairman;

•	Raymond Threlkeld, our President and Chief Executive Officer;

•	Brian Penny, our Chief Financial Officer;

•	Paul Semple, our Vice President – Projects; and

•	Wesley Hanson, our Vice President – Mine Development.

Compensation Principles and Objectives

Our executive compensation program is designed to achieve the following objectives:

•	support our business goals by fostering profitable growth and increasing shareholder value;

•	align the interests of executive officers and shareholders; and

•	attract, retain and motivate high-caliber executive officers.

The program seeks to motivate our executives (including the Named Executive Officers) to continually improve company financial performance and increase shareholder value both over the short and long-term.

As described below, our executive compensation program is also designed to provide executives with a mix of cash and equity-based compensation opportunities and a level of benefits intended to be competitive with those companies with which we compete for executive talent, and to align executive pay with the objectives of the program.  Our executive compensation program consists of the following main elements of compensation:

•	base salary;

•	annual cash bonuses; and

•	stock options.

Competitive Benchmarking

Our executive compensation program strives to provide a mix of base salary, annual cash bonus awards and stock option awards (referred to as target total direct compensation) for the Named Executive Officers that is aligned with the program’s principles and competitive with compensation at approximately the median level for a group of selected publicly-traded companies benchmarked in a report prepared by PricewaterhouseCoopers LLP entitled “2008 Mining Industry Salary Surveys.”  For 2008, the PricewaterhouseCoopers report surveyed 82 mining companies.   This group includes our direct competitors and those companies with which we compete for executive talent. and is considered the Company’s peer group (the “Peer Group”).

Determining Compensation

Role of the Compensation Committee

The Committee is responsible for reviewing and approving the design and overseeing the administration of our executive compensation program and for annually reviewing and approving all compensation decisions relating to the Named Executive Officers.  Generally, all decisions with respect to the amount or form of compensation for our Named Executive Officers are made by the Committee in accordance with the methodology described below.

In addition to reviewing data from our Peer Group, the Committee also considers the following factors in setting the target total direct compensation for each Named Executive Officer: (i) the individual responsibilities, experience and achievements of the Named Executive Officers and their potential contributions toward our performance; (ii) except with respect to our Executive Chairman, recommendations from senior management; and (iii) whether the components of each Named Executive Officer’s compensation align with our executive compensation program’s overall objectives.  In addition, our Executive Chairman provides recommendations to the Committee in setting the target total direct compensation for our President and CEO.  While the Committee generally seeks to set target total direct compensation levels for the Named Executive Officers at approximately the median of the Peer Group, our executive compensation program is designed to provide the Committee with the flexibility to set target total direct compensation at, above, or below the median of the Peer Group in order to recognize factors such as experience, skill sets and ongoing or potential contributions by our executives.  In addition, actual compensation earned in any annual period may be at, above, or below the median depending on individual and company performance for the year.  In setting the compensation of our Executive Chairman, the Committee generally applies the same principles it applies to other Named Executive Officers.

Role of Executive Officers

Our Executive Chairman establishes the strategic direction of our executive compensation program in consultation with the Committee, evaluates the performance of the Named Executive Officers, including our President and CEO (excluding his own performance) and makes recommendations to the Committee regarding their compensation.  Our Executive Chairman also participates in developing and recommending the appropriate performance measures for the Committee to consider when making compensation determinations for the Named Executive Officers.  Our Chief Financial Officer also supports the Committee in its work and implements our executive compensation program.

Elements of Our Executive Compensation Program

The following discusses in more detail the elements of, and rationale for, the compensation awarded to the Named Executive Officers.  The Committee reviews and, if appropriate, updates our executive compensation program at the end of each fiscal year in preparation for the upcoming year.

Base Salary

A portion of annual cash compensation is paid in the form of a base salary to provide the Named Executive Officers with a level of security and stability.  Base salaries for the Named Executive Officers are reviewed by the Committee on an annual basis and also in connection with any promotion or other change in responsibilities of any Named Executive Officer.  The Committee reviews and approves the annual base salaries for the Named Executive Officers based on an evaluation of the individual’s experience, contributions, skill level, scope of responsibilities, level of pay compared to comparable executives in the Peer Group, and, for each Named Executive Officer other than the Executive Chairman (but including the President and CEO), recommendations from the Executive Chairman.  The Committee generally sets the base salaries at approximately the median level for comparable executives in the Peer Group.

The base salary of each Named Executive Officer is set forth in the “Salary” column of the Summary Compensation Table included with this document.  Base salaries for 2008 were adjusted by the Committee to more closely reflect the median level for comparable executives in the Peer Group. For 2008, our Executive Chairman and President and Chief Executive Officer received increases equal to 10% of their 2007 base salaries;  our Chief Financial Officer did not receive an increase to his 2007 base salary; and our Vice President, Projects and Vice President, Mine Development received reductions of 25% to their 2007 base salaries.  These reductions in salary were for our Vice President Projects and Vice President Mine Development, made to better reflect the ratio of time spent between the Company and Silver Bear Resources.

Annual Cash Bonus Awards

The Committee provides Named Executive Officers with the opportunity to earn annual cash bonus awards under our Bonus Plan.  The purpose of the Bonus Plan is to provide the Named Executive Officers with the opportunity to receive an annual cash bonus that is related to the achievement of company and individual performance goals and contributions as determined at the end of each fiscal year by the Committee in its sole discretion.

Target annual bonus amounts under the Bonus Plan for the Named Executive Officers are established by the Committee based on an analysis of comparable executives in the Peer Group.  The Committee generally sets target annual cash incentive awards at approximately the median level for comparable executives in the Peer Group.  The actual annual awards earned by the Named Executive Officers for any year may be at above or below the target level based on their contribution to the Company’s performance and their individual performance with respect to the achievement of company and individual performance measures that contribute to shareholder value, as determined at the end of the year by the Committee in its sole discretion.

In general, the Committee has set the bonus range as follows:  for the Executive Chairman, President and CEO, and Chief Financial Officer, the bonus range was 0-200% of base salary, with a target of 100% of base salary.  For the Vice President - Projects and the Vice President - Mine Development, the bonus range was 0-100% of base salary, with a target of 50% of base salary.

Determination of Individual Annual Cash Bonus Awards

Near the end of each year, the Committee reviews and approves individual bonus awards for the current year based on company and individual performance measures as determined at the end of the year by the Committee in its sole discretion.  Company performance measures are approved by the Committee based on forecast results for the current year.  The Executive Chairman’s individual performance is determined directly by the Committee.  The Committee also considers whether an adjustment is appropriate in light of changes in business strategies, unforeseeable challenges or other events or developments.  The Committee then approves an award amount for each Named Executive Officer at the end of the year in its sole discretion.

In December 2008, the Committee reviewed company and individual performance and determined that payouts under the Bonus Plan to the Named Executive Officers for 2008 would be 0% for each of Messrs. Oliphant, Threlkeld, and Semple, 27% of base salary for Mr. Hanson, and 38% of base salary for Mr. Penny.  This level of annual cash bonus awards was based on the fact that target production levels for the Mesquite Mine were not met during the year, resulting in lower than forecast production, earnings and cash flow.  The annual cash bonuses that were awarded recognized exceptional individual contributions to the Company during the year, despite company performance being weaker than expected.

Equity Incentive Compensation

Named Executive Officers are eligible to receive equity-based incentive compensation awards under our stock option plan.  The equity-based incentive compensation element of our executive compensation program is intended to provide Named Executive Officers with a continuing stake in the long-term success of the Company.  It is the Committee’s practice to consider annual grants of equity awards in the form of non-qualified stock options under the stock option plan to employees (including the Named Executive Officers) at the end of the fourth quarter of each year, when compensation decisions for the current year are made, as part of the overall executive compensation program.  The Committee considers shareholder dilution, the percentage of outstanding stock option awards and accounting expense in determining the amount and type of these awards.  The Committee retains the right to adjust the amount of each Named Executive Officer’s equity award upward or downward if it determines that such adjustment is appropriate and consistent with the objectives and principles of our executive compensation program.

The stock option awards will have value only if the trading price of our common shares exceeds the exercise price of the stock option.  For 2008, the Committee approved stock option grants that vest in three equal installments commencing on the first anniversary following the stock option grant date and remain exercisable until the fifth anniversary of the stock option grant date.  Pursuant to the terms of the equity incentive plan, the Committee sets the exercise price of a stock option based on the closing price of the common shares two full trading days following the grant date, as determined by the Committee.

The Committee determined that for 2008, stock option awards would further our executive compensation program’s objectives of linking incentive compensation to the Company’s performance, creating long-term shareholder value, and aligning the interests of Named Executive Officers and our shareholders.  On November 25, 2008, 950,000 stock option awards were granted to our Named Executive Officers with an exercise price equal to the closing price of our common shares on November 27, 2008.   Information regarding the fair value and the number of stock options awarded to the Named Executive Officers for 2008 is set forth on the Grants of Plan-Based Awards Table on page included with of this document.

Healthcare Benefits

We provide employees with a range of healthcare benefits that are designed to assist the Company in attracting and retaining employees critical to the Company’s long-term success and to reflect the competitive practices of the companies in the Peer Group.  Active employee benefits such as medical, dental, life insurance and disability coverage are made available to our employees.  As we are a Canadian company, these benefits supplement and complement the existing Canadian Health Care benefits provided to all Canadian residents.

Perquisites and Executive Benefits

The Company does not grant or pay any perquisites or executive benefits to its Named Executive Officers.

Employment Contracts, Termination of Employment and Change of Control Arrangements

Our executive compensation program is designed to provide for the payment of severance benefits to our Named Executive Officers upon certain types of employment terminations.  Providing severance and change of control benefits assists us in attracting and retaining executive talent and reduces the personal uncertainty that executives are likely to feel when considering a corporate transaction.  These arrangements also provide valuable retention incentives that focus executives on completing such transactions, thus enhancing long-term shareholder value.  The Named Executive Officers are provided with severance benefits under individual severance agreements.   The terms of the individual arrangements are set forth under the Terms of Severance and Change of Control Arrangements included within this document.

Compensation Committee Report

The Committee has reviewed and discussed the preceding “Compensation Discussion and Analysis” with management.  Based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2008.

The foregoing report on executive compensation for 2008 has been furnished on behalf of the Board by the undersigned members of the compensation committee.

Members of the Compensation Committee

Vahan Kololian (Chairman)
Martyn Konig
Gerald Ruth

Summary Compensation Table

The following table sets forth the compensation of our Executive Chairman, President and Chief Executive Officer, Chief Financial Officer, and the other two most highly compensated executive officers (the “Named Executive Officers”) who were serving as executive officers as of December 31, 2008.  The positions shown in the table are the officer’s positions with the Company as of December 31, 2008.  Figures are expressed in Canadian dollars.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Randall Oliphant (3)	2008	275,000	—	571,192	—	846,192
Chairman of the Board	2007	250,000	500,000	—	—	750,000
	2006	68,269	—	949,823	—	1,018,092

Raymond Threlkeld	2008	275,000	—	114,383	—	389,383
President and Chief Executive Officer	2007	250,000	400,000	—	—	650,000
	2006	208,333	—	474,912	—	683,245

Brian Penny	2008	200,000	75,000	343,149	—	618,149
Chief Financial Officer	2007	200,000	300,000	—	—	500,000
	2006	166,667	—	379,929	—	546,596

Paul Semple (4)	2008	112,500	—	—	—	112,500
Vice President – Projects	2007	150,000	75,000	—	—	225,000
	2006	125,000	20,000	265,950	—	410,950

Wes Hanson	2008	112,500	30,000	57,192	—	199,692
Vice President – Mine Development	2007	150,000	75,000	—	—	225,000
	2006	68,750	10,000	983,185	—	1,061,935

(1)	Salary and bonus was paid in Canadian dollars. The average exchange rate per US dollar for 2008 was 1.066, for 2007 was 1.075, and for 2006 was 1.134.
(2)
The amount recognized for financial accounting purposes in accordance with SFAS 123R (without reduction for risk or forfeiture) is determined based on assumptions set forth in Note 18 to our Consolidated Financial Statements.   The terms applicable to stock option awards granted in 2008 are set forth in the Grant of Plan Based Awards Table within this document.  Amounts reported represent our accounting expense only and the extent that the Named Executive Officer will realize value depends on the price of our common stock and the Named Executive Officer’s continued employment.

(3)	Mr. Oliphant assumed executive duties effective September 23, 2006. Prior to that date he was compensated as Chairman of the Board of Directors.
(4)	Mr. Semple resigned from the Company effective January 1, 2009.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to awards under our stock option plan to the Named Executive Officers for the fiscal year ended December 31, 2008.  Figures are expressed in Canadian dollars.

Names	Grant Date	All Other Stock Option Awards Number of Shares (1)	Exercise or Base Price of Stock Option Awards	Closing Price on Grant Date	Grant Date Fair Value of Option Awards (2)
Randall Oliphant	11/27/2008	500,000	$1.75	$1.75	571,915

Ray Threlkeld	11/27/2008	100,000	$1.75	$1.75	114,383

Brian Penny	11/27/2008	300,000	$1.75	$1.75	343,149

Wes Hanson	11/27/2008	50,000	$1.75	$1.75	57,192

(1)
On November 25, 2008, the Committee took action to grant stock options to the Named Executive Officers effective as of November 27, 2008.  Under the stock option plan, the exercise price was determined based on the closing price of our common stock on the Toronto Stock Exchange on the effective date of the grant of the stock options (November 27, 2008).  The stock options will vest in three equal annual installments commencing on the first anniversary of the grant date.

(2)
The fair value of stock option awards was determined using the Black-Scholes Option Pricing Model, based on assumptions as set forth in note 17 to our Consolidated Financial Statements. The fair value of stock option awards has been converted to Canadian dollars at the exchange rate applicable on the effective grant date of the stock options.  The rate applied for 2008 was 1.23242.

Outstanding Equity Awards Table

The following table sets forth certain information with respect to all outstanding equity awards held by the Named Executive Officers as of December 31, 2008.  There are no shares of common stock awarded under the executive compensation program.

Names	Number of Securities Underlying Unexercised Stock Options		Number of Securities Underlying Unexercised Stock Options	Stock Option Exercise Price (C$)	Stock Option Expiration Date
	(# Exercisable)		(# Unexercisable) (3)
Randall Oliphant	2,500,000	(1)	—	0.42	2/12/2013
	—		500,000	1.75	11/26/2013

Ray Threlkeld	1,250,000	(1)	—	0.42	2/12/2013
	—		100,000	1.75	11/26/2013

Brian Penny	1,000,000	(1)	—	0.42	2/12/2013
	—		300,000	1.75	11/26/2013

Paul Semple	480,000	(1)	—	0.42	2/12/2013
	—		—

Wes Hanson	400,000	(2)	—	0.42	6/13/2013
	—		50,000	1.75	11/26/2013

(1)
Stock options were awarded on February 13, 2006. One third of the award vested immediately on February 13, 2006 and became exercisable on June 24, 2006, another one third vested and became exercisable on February 13, 2007, and the final one third vested and became exercisable on February 13, 2008.

(2)
Stock options were awarded on June 14, 2006. One third of the award vested immediately on June 14, 2006, another one third vested and became exercisable on June 14, 2007, and the final one third vested and became exercisable on June 14, 2008.

(3)	Stock options were awarded on November 27, 2008. One third of the award vests on November 27, 2009, another one third vests on November 27, 2010, and the final one third vests on November 27, 2011.

Stock Option Exercises and Stock Vested Table

In 2008, no stock option awards were exercised and no stock vested with respect to our Named Executive Officers.

Pension Plans and Deferred Compensation

We do not have any deferred compensation or retirement plans.

Terms of Severance and Change of Control Arrangements

In 2006, Messrs. Oliphant, Threlkeld, Penny, Semple, and Hanson each entered into a severance agreement with the Company.  The severance agreements are substantially identical for each Named Executive Officer.   Under the severance agreements, if the executive employment is terminated by the Company without cause (as defined below) and not within 18 months following a change of control (as defined below), then the executive is entitled to a lump-sum payment equal to his current annual salary, target bonus (equalling the previous year’s bonus up to 25% of annual salary) and benefits (equal to 10% of annual salary) (the "Annual Compensation"), plus an additional amount equal to one month’s Annual Compensation for each completed year of employment up to a maximum of 18 months.  In addition, any vested stock options held by the executive will remain exercisable until six months following the date of termination, and any unvested stock options as of the date of termination will be immediately forfeited without payment.  The executive is also entitled to continue receiving employee benefits for a period of 12 months following the date of termination.  If the executive’s employment is terminated for cause, the Company has no obligation to make any payment under the severance agreements.  If the executive’s employment is terminated due to disability (which is defined as incapacity due to physical or mental illness that causes the executive to be absent from or unable to perform his duties with the Company) the executive will receive the Annual Compensation amount until the 12 month anniversary of such termination, and thereafter, any amount as may be determined by the Company in its sole discretion.

The severance agreements provide for enhanced benefits upon the executive’s termination of employment within 18 months following a change of control of the Company.  If, within 18 months following a change of control, employment is terminated by the Company other than for death, disability or cause, or by the executive within six months following a “triggering event” (as set forth below), then the executive will be entitled to a lump sum equal to two times the Annual Compensation, and accelerated vesting of all outstanding stock options held by the executive, which stock options will remain exercisable until the expiration of their original term. The Company will also pay reasonable legal fees and expenses incurred by an executive as a result of the Company contesting or disputing the executive’s termination or in seeking to obtain or enforce any right or benefit owed to the executive by the Company as a result of a termination after a change of control.

For the purposes of the severance agreements:

A “change of control” is defined to include the following events: (i) any merger, amalgamation or other reorganization in which the Company is not the surviving entity (or the Company survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company); (ii) the selling, leasing or exchanging of greater than 35% of the Company’s assets to a person or entity other than any of its subsidiaries; (iii) the dissolution or liquidation of the Company; (iv) the acquisition or gaining of ownership or control of more than 35% of the Company's outstanding voting securities by any person, entity or group of persons or entities acting jointly or in concert; or (v) as a result of a merger, amalgamation or other reorganization, or a contested election of directors, the persons who were directors before such election, merger, amalgamation or other reorganization ceasing to constitute a majority of the board of directors.

“Cause” generally means the termination of employment by the Company, or its subsidiary or successor, due to the executive’s  (i) gross negligence in the performance of his duties; (ii) wilful and continued failure to substantially perform his duties determined on a historic basis prior to a change in control; (iii) wilful engagement in conduct which is materially injurious to the Company or its subsidiaries (monetarily or otherwise); or (iv) conviction of a criminal offence involving moral turpitude.

A “triggering event” is defined as any of the following events without the express written agreement of the executive: (i) a material adverse change in the executive’s salary or benefits as they exist prior to a change of control; (ii) a removal of the executive’s title or a material adverse change in his responsibilities, duties, powers, rights, and discretion associated with his title prior to a change of control, (iii) a change in the person or body to whom the executive reports immediately prior to a change of control; or (iv) a change in the location at which the executive is regularly required to report immediately prior to a change of control (which is greater than 50 kilometres from the city of Toronto).

As a condition to the executive’s receipt of the severance payments under the severance agreements, the executive must execute a release in favor of the Company.  If the executive fails to execute or revokes a release, the Company’s sole obligation to the executive is a payment equal to two weeks’ salary.

Mr. Semple’s employment with the Company terminated as of January 1, 2009.  Pursuant to his severance agreement, he received a lump sum equal to 14 months’ Annual Compensation totalling Cdn. $177,200 the extension of his health, medical and dental benefits until the earlier of December 31, 2009, or when he obtains alternative employment; and the extension of the expiration date of his vested stock options to purchase 480,000 shares of WGI, until July 1, 2009.

Compensation of Directors
2008 DIRECTOR COMPENSATION
(All figures in Canadian dollars)

Name	Fees Earned or Paid in Cash $	Option Awards $ (2)	All Other Compensation $	Total $
Randall Oliphant (1)	—	—	—	—
Raymond Threlkeld (1)	—	—	—	—
Vahan Kololian	30,000	—	—	30,000
Martyn Konig	30,000	—	—	30,000
Gerald Ruth	30,000	—	—	30,000

(1) No director retainer is paid to directors who are employed by the Company.
(2) Stock options held as of December 31, 2008 included:  Randall Oliphant: 3,000,000; Raymond Threlkeld: 1,350,000; Vahan Kololian: 750,000; Martyn Konig: 750,000; and Gerald Ruth: 800,000.

We have established a compensation plan for our non-management directors. Non-management directors receive an annual retainer at a rate of Cdn. $30,000 per annum. We also compensate our directors by granting them nonqualified stock options upon their election or appointment to the Board.  We also reimburse the directors for reasonable out of pocket expenses that they incur in connection with attendance at Board and Committee meetings.  Directors do not receive any non-equity incentive compensation (i.e., cash bonuses), equity awards, or additional compensation for their service on the Board.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our equity securities as of March 5, 2009 by:

•	each security holder known by us to be the beneficial owner of more than 5% of the Company’s outstanding securities;

•	each of our directors;

•	each of our executive officers; and

•	all directors and executive officers as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Western Goldfields Inc., 200 Bay Street, Suite 3120, PO Box 167, Toronto, Ontario M5J 2J4.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares

Persons Owning Greater than 5%
Wellington Management Company, LLP 75 State Street Boston, MA 02109	17,168,412		12.7%

Beutal Goodman & Company Limited 20 Eglinton Avenue West, Suite 2000 Toronto, ON Canada M4R 1K8	13,890,300		10.2%

Capital Group International, Inc. 11100 Santa Monica Blvd., 15th Floor Los Angeles, CA 90025	11,271,810		8.3%

Directors and Officers
Randall Oliphant	6,750,000	(2)	4.98%
Raymond Threlkeld	1,752,221	(3)	1.29%
Brian Penny	1,499,999	(4)	1.11%
Wesley Hanson	400,000	(5)	0.30%
Vahan Kololian	2,075,001	(6)	1.53%
Martyn Konig	1,250,000	(7)	0.92%
Gerald Ruth	2,037,918	(8)	1.50%

All executive officers and directors as a group (7 persons)	15,765,139		11.63%

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

(2)	Includes stock options to purchase 2,500,000 shares of Common Stock and 4,250,000 shares of Common stock owned by Rockcliff Group Limited.
(3)	Includes stock options to purchase 1,250,000 shares of Common Stock and 502,221 shares of Common Stock.
(4)	Includes stock options to purchase 1,000,000 shares of Common Stock and 499,999 shares of Common Stock.
(5)	Includes stock options to purchase 400,000 shares of our Common Stock.
(6)	Includes stock options to purchase 750,000 shares of Common Stock and 1,325,001 shares of Common Stock owned by TerraNova Partners L.P.
(7)	Includes stock options to purchase 750,000 shares of Common Stock and 500,001 shares of Common Stock
(8)
Includes stock options to purchase 733,333 shares of Common Stock, 477,668 shares of Common Stock Shares of Common Stock owned by Muriel Ruth (mother) and 826,917 shares of Common Stock owned by Sandra Meddick-Ruth (spouse).

 Equity compensation plan information

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	4,023,333	$3.52	976,667
Equity compensation plans not approved by security holders (1)	9,645,385	$0.66	—
Total	13,668,718	$0.91	976,667

 (1)   Consists of individual compensation arrangements covered by stock option agreements entered into prior to the approval of the Company’s 2006 Stock Incentive Plan on June 14, 2006, and includes both vested and unvested stock options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exercises of warrants

In 2008, Mr. Martyn Konig exercised 166,667 warrants, and Mr. Raymond Threlkeld exercised 166,667 warrants, both at an exercise price of US$0.45.

Issuances of stock options

In November 2008, we issued 500,000 stock options to Randall Oliphant, 300,000 to Brian Penny; 100,000 to Raymond Threlkeld; and 50,000 to Wesley Hanson, all as part of the Company’s executive compensation program.

Director Independence

Each of Vahan Kololian, Martyn Konig and Gerald Ruth is independent, as independence is defined in the listing standards of the NYSE Alternext and Canadian governance requirements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered and fees billed for other services rendered by PricewaterhouseCoopers LLP (“PWC”), our independent registered public accounting firm. PWC were engaged by us effective September 21, 2007.

Fees billed for services rendered by PricewaterhouseCoopers LLP

	2008	2007
Audit fees (1)	$386,000	$100,000
Audit-related fees	$110,000	$—
Tax fees	$31,000	$55,350

The following table presents the fees for professional audit services rendered and fees billed for other services rendered by HJ Associates LLC (“HJ”), our independent registered public accounting firm, for the fiscal years ended December 31, 2007 and 2006. HJ resigned as our independent public accountants effective September 19, 2007.

Fees billed for services rendered by HJ & Associates LLC

	2008	2007
Audit fees (1)	$—	$60,676
Audit-related fees	$—	$—
Tax fees	$—	$9,720

(1)	Fees charged for audit services in respect of the fiscal years noted and for review of quarterly financial statements and other regulatory filings for these years.

Audit Fees

This category includes fees paid for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q(SB).  In addition to fees for services necessary to perform an audit or review in accordance with Generally Accepted Auditing Standards, this category includes services that generally only the independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents, and assistance or review of documents filed with the SEC.

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

All Other Fees

There were no additional fees for services not reported in the other categories.

Audit Committee Pre-Approval Policies

The Audit Committee reviews and approves audit and permissible non-audit services performed by our independent auditors, as well as the fees charged for such services.  In its review of non-audit service fees and the appointment of its independent auditors as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining its auditors’ independence. All of the services provided and fees charged by its independent auditors in 2008 and 2007 were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN GOLDFIELDS INC.

Dated: March 5, 2009	By:	/s/ Raymond Threlkeld
Raymond Threlkeld, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Raymond Threlkeld	President, Chief Executive Officer, and Director	March 5, 2009
Raymond Threlkeld	(Principal Executive Officer)

/s/ Brian Penny	Chief Financial Officer (Principal Financial	March 5, 2009
Brian Penny	and Accounting Officer)

/s/ Randall Oliphant	Chairman of the Board	March 5, 2009
Randall Oliphant

/s/ Vahan Kololian	Director	March 5, 2009
Vahan Kololian

/s/ Martyn Konig	Director	March 5, 2009
Martyn Konig

/s/ Gerald Ruth	Director	March 5, 2009
Gerald Ruth

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENTS

Exhibit No.	Document Description
3.1(7)	Articles of Incorporation of Western Goldfields Inc. (Annex II)
3.2(7)	Bylaws of Western Goldfields Inc. (Annex III)
4.3(8)	Warrant, dated November 7, 2003, by Western Goldfields, Inc. in favor of Hospah Coal Company (Exhibit 4.2)
4.4(8)	Warrant, dated March 16, 2004, by Western Goldfields, Inc. in favor of Hospah Coal Company (Exhibit 4.3)
4.4 (8)	Warrant, dated March 16, 2004, by Western Goldfields Inc. in favour of Hospah Coal Company (Exhibit 4.4)
4.7 (9)	Form of Stock Certificate for Western Goldfields Inc. common shares (Exhibit 4.1)
4.8(7)	Shareholder Rights Plan of Western Goldfields Inc. (Annex IV)
10.1(110.1(1)	Registration Rights Agreement between Western Goldfields, Inc. and the Investors in the November-December 2003 Private Placement (Exhibit 10.1)
10.10(1)
Asset Purchase Agreement, dated effective November 7, 2003, among Western Mesquite Mines, Inc., Western Goldfields, Inc., Hospah Coal Company, and Newmont USA Limited dba Newmont Mining Corporation (Exhibit 10.10)

10.11(1)	Registration Rights Agreement, dated as of November 7, 2003, between Western Goldfields, Inc. and Hospah Coal Company (Exhibit 10.11)
10.11.1(1)	Agreement Regarding Return of Shares, dated January 20, 2004, by and between Western Goldfields, Inc. and Hospah Coal Company (Exhibit 10.11.1)
10.12(1)	Net Operating Cash Flow Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company (Exhibit 10.12)
10.13(1)	Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company (Exhibit 10.13)
10.14(1)	Guaranty, dated November 7, 2003, by Western Goldfields, Inc. in favor of Newmont USA Limited and Hospah Coal Company (Exhibit 10.14)
10.18(1)
Mineral Lease and Landfill Facilities Lease Agreement, dated as of June 11, 1993, by and between Hanson Natural Resources Company, Hospah Coal Company and Santa Fe Pacific Minerals Corporation (Exhibit 10.18)

10.29*	Severance Agreement, dated November 6, 2006 by and between Western Goldfields (Canada) Inc. and Randall Oliphant.
10.30*	Severance Agreement, dated August 9, 2006 by and between Western Goldfields (Canada) Inc. and Raymond Threlkeld.
10.31*	Severance Agreement, dated August 9, 2006 by and between Western Goldfields (Canada) Inc. and Brian Penny.
10.32*	Severance Agreement, dated August 9, 2006 by and between Western Goldfields (Canada) Inc. and Wesley Hanson.

10.33(3)	Form of Securities Purchase Agreement relating to the February 2006 private placement (Exhibit 10.1)
10.33(4)	Form of Securities Purchase Agreement relating to the February 2006 private placement (Exhibit 10.1)
10.34(6)
Underwriting Agreement, dated as of January 18, 2007, among Western Goldfields, Inc., Wellington West Capital Markets (USA) Inc., BMO Capital Markets Corp., RBC Capital Markets Corporation, GMP Securities L.P. and Research Capital USA Inc., as underwriters (Exhibit 99.1).

10.34*	Underwriting Agreement, dated September 26, 2007, among Western Goldfields Inc., Wellington West Capital Markets Inc., and Scotia Capital Inc., as underwriters.
10.35 (10)
Amendment and Restatement Agreement, including Amended and Restated Credit Agreement, between Western Goldfields, Inc., Investec Bank (UK) Limited, and the financial institutions party thereto dated May 31, 2007 (Exhibit 10.2)

10.36 (10)	Rights Agreement between Western Goldfields, Inc. and Computershare Investor Services Inc., dated as of June 29, 2007 (Exhibit 10.1)
10.37 (10)	Development Plan Amendment relating to the credit facility agreement, between Western Goldfields, Inc., Investec Bank (UK) Limited and Commonwealth Bank of Australia dated June 29, 2007 (Exhibit 10.3)
10.38*	Restructuring Amendment relating to the credit facility agreement, between Western Goldfields Inc., Investec Bank (UK) Limited, and Commonwealth Bank of Australia dated July 16, 2007.
10.39*	Syndication Amendment relating to the credit facility agreement, between Western Goldfields Inc., Investec Bank (UK) Limited, and Commonwealth Bank of Australia dated August 14, 2007.
10.40*	Repayment Schedule Amendment relating to the credit facility agreement, between Western Goldfields Inc., Investec Bank (UK) Limited, and Commonwealth Bank of Australia dated August 14, 2008.
10.41*
Repayment Schedule, Longstop Date and New Development Plan Amendment relating to the credit facility agreement, between Western Goldfields Inc., Investec Bank (UK) Limited, and Commonwealth Bank of Australia dated December 18, 2008.

10.42*	Fuel Price Hedging Amendment relating to the credit facility agreement, between Western Goldfields Inc., Investec Bank (UK) Limited, and Commonwealth Bank of Australia dated January 9, 2009.
10.43(11)	Business Combination Agreement between New Gold Inc. and Western Goldfields Inc. dated March 3, 2009 (Exhibit 99.1)
14.1(5)	Code of Ethics (Exhibit 14.1)
21.1(5)	List of Subsidiaries (Exhibit 21.1)
23.1*	Consent of HJ & Associates, LLC

23.2*	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of principal executive officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2 *	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.1 *	Certification of principal executive officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
32.2 *	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Audit Committee Charter

(1)
Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields, Inc.’s Registration Statement on Form SB-2, Registration No. 333-112036 filed with the Securities and Exchange Commission on January 20, 2004

(2)
Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields, Inc.’s Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-112036, filed with the Securities and Exchange Commission on May 7, 2004

(3)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006
(4)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006
(5)
Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 13, 2006

(6)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007
(7)
Incorporated by reference to the annex shown in parenthesis included in Western Goldfields Inc.’s Registration Statement on Form S-4, Registration Statement No. 333-141595, as amended, filed with the Securities and Exchange Commission on March 27, 2007

(8)
Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields Inc.’s Registration Statement on Form S-3, Registration Statement No. 333-144685, filed with the Securities and Exchange Commission on July 19, 2007

(9)
Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields Inc.’s Amendment No. 1 to Registration Statement on Form S-3, Registration Statement No. 333-144685, filed with the Securities and Exchange Commission on August 6, 2007

(10)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields Inc.’s Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on August 7, 2007
(11)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.

*	Filed herewith.