Form 10-Q
period 2009-03-31
Western Goldfields Inc.
filed 2009-05-01
CIK 1394186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from – to –

Commission File Number: 000 - 51076

WESTERN GOLDFIELDS INC.
(Name of Registrant in its Charter)

Ontario, Canada	98 - 0544546
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Royal Bank Plaza, South Tower, 200 Bay Street, Suite 3120, P.O. Box 167
Toronto, Canada	M5J 2J4
(Address of Principal Executive Office)	( Postal Code)

Registrant’s telephone number, including area code: (416) 324 - 6000

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

As of April 30, 2009 there were 136,331,286 shares of common stock of the issuer issued and outstanding.

PART 1 – FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included and from time to time may make in our public filings (including this Form 10-Q), press releases or other public statements, forward-looking statements, including, without limitation, in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements.  In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others.  These forward-looking statements are not historical facts and represent only our beliefs regarding future events and, by their nature, are inherently uncertain and beyond our control.

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

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements
WESTERN GOLDFIELDS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands U.S. dollars)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,057	$11,275
Restricted cash (Note 4)	7,500	7,500
Receivables	634	2,550
Inventories (Note 5)	34,964	35,098
Prepaid expenses	1,517	1,747
Current portion of deferred income tax asset (Note 10)	3,716	2,045
TOTAL CURRENT ASSETS	67,388	60,215

Plant and equipment, net of accumulated amortization (Note 6)	109,729	111,334
Investments - reclamation and remediation (Note 7)	8,960	8,934
Long-term deposits	371	367
Long-term prepaid expenses (Note 8)	1,341	1,384
Deferred debt issuance costs, net of accumulated amortization (Note 9)	2,593	2,766
Deferred income tax asset (Note 10)	24,696	22,368
TOTAL OTHER ASSETS	147,690	147,153

TOTAL ASSETS	$215,078	$207,368

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,058	$7,484
Current portion of mark-to-market loss on gold hedging contracts (Notes 11)	8,071	5,606
Current portion of mark-to-market loss on fuel hedging contracts (Note 12)	809	540
Current portion of loan payable (Note 13)	11,656	11,656
Current portion of reclamation and remediation liabilities (Note 14)	339	339
TOTAL CURRENT LIABILITIES	27,933	25,625

LONG-TERM LIABILITIES
Mark-to-market loss on gold hedging contracts (Note 11)	49,406	39,580
Mark-to-market loss on fuel hedging contracts (Note 12)	425	391
Loan payable (Note 13)	56,984	56,984
Reclamation and remediation liabilities (Note 14)	4,824	4,737

TOTAL LIABILITIES	139,572	127,317

COMMITMENTS AND CONTINGENCIES (Note 19)	—	—

STOCKHOLDERS' EQUITY
Common stock, of no par value, unlimited shares authorized; 135,581,286 and 134,801,286 shares issued and outstanding, respectively (Note 15)	134,043	133,383
Stock options and warrants (Note 16)	8,378	8,291
Accumulated deficit	(66,915)	(61,623)
TOTAL STOCKHOLDERS' EQUITY	75,506	80,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,078	$207,368

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
Revenues from gold sales	$28,369	$9,256

COST OF GOODS SOLD
Mine operating costs	17,806	9,087
Royalties	644	265
Cost of sales (excludes amortization and accretion)	18,450	9,352
Amortization and accretion	2,776	2,094
	21,226	11,446
GROSS PROFIT (LOSS)	7,143	(2,190)

EXPENSES
General and administrative	1,370	1,481
Exploration and business development	1,478	224
	2,848	1,705
OPERATING INCOME (LOSS)	4,295	(3,895)

OTHER INCOME (EXPENSE)
Interest income	44	384
Interest expense and commitment fees	(486)	(699)
Amortization of deferred debt issuance costs	(173)	(115)
Realized and unrealized loss on mark-to-market of gold forward sales contracts (Note 11)	(12,291)	(24,111)
Realized and unrealized loss on mark-to-market of fuel forward contracts (Note 12)	(591)	—
Loss on foreign currency exchange	(99)	(1,020)
	(13,596)	(25,561)
LOSS BEFORE INCOME TAXES	(9,301)	(29,456)
INCOME TAX RECOVERY	4,009	9,832

NET LOSS	$(5,292)	$(19,624)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	135,189,376	135,659,101

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands U.S. dollars)
(Unaudited)

	Common Stock		Stock Options
	Number		and	Accumulated
	of Shares	Amount	Warrants	Deficit	Total

Balance, December 31, 2007	135,049,685	133,725	7,551	(75,987)	65,289

Common stock issued on exercise of common stock warrants	750,000	338	—	—	338

Common stock issued on exercise of common stock options	1,281,234	980	—	—	980

Stock option grants	—	—	1,335	—	1,335

Exercise and expiration of warrants and options	—	595	(595)	—	—

Shares acquired under normal course issuer bid (Note 15)	(2,279,633)	(2,255)	—	(252)	(2,507)

Net income for the year ended December 31, 2008	—	—	—	14,616	14,616

Balance, December 31, 2008	134,801,286	$133,383	$8,291	$(61,623)	$80,051

Common stock issued on exercise of common stock options	780,000	397	—	—	397

Stock option grants	—	—	350	—	350

Exercise and expiration of warrants and options	—	263	(263)	—	—

Net loss for the three months ended March 31, 2009	—	—	—	(5,292)	(5,292)

Balance, March 31, 2009	135,581,286	$134,043	$8,378	$(66,915)	$75,506

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,292)	$(19,624)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Items not affecting cash:
Amortization of plant and equipment	2,531	2,013
Amortization of deferred debt issuance costs	173	115
Accretion expense (Note 14)	87	87
Deferred income taxes	(3,999)	(9,832)
Interest net of reimbursed costs - reclamation and remediation	(26)	(63)
Stock based compensation	350	370
Mark-to-market loss on gold hedging contracts	12,291	24,112
Mark-to-market loss on fuel hedging contracts	303	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,689	78
Inventories	320	(6,041)
Prepaid expenses and deposits	269	83
Increase (decrease) in:
Accounts payable	1,463	(1,337)
Payroll and related taxes payable	—	(1,563)
Accrued liabilities	(1,204)	1,051
Accrued interest expense	(39)	(171)
Net cash provided (used) by operating activities	8,916	(10,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in process	(1,531)	(8,749)
Net cash used by investing activities	(1,531)	(8,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances under loan facilities	—	7,860
Exercise of options to purchase common stock	397	233
Exercise of warrants to purchase common stock	—	337
Net cash provided by financing activities	397	8,430

Change in cash and cash equivalents	7,782	(11,041)
Cash and cash equivalents, beginning of period	11,275	43,870
Cash and cash equivalents, end of period	$19,057	$32,829

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$(526)	$(797)
Interest received	$21	$384
Taxes paid	$(44)	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Stock options and warrants issued	$350	$370
Equipment purchases included in accounts payable	$132	$513
Non-cash component of inventories	$186	$—

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(all tabular data in thousands U.S. dollars unless otherwise stated)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Western Goldfields Inc. (hereinafter “the Company” or “Western Goldfields”) and its wholly owned subsidiaries are engaged in the exploration for, development and extraction of precious metals, principally in North America.  The Company’s four wholly owned subsidiaries are:  Western Goldfields USA Inc. (a holding company), Western Goldfields (Canada) Inc. (a management company), Western Mesquite Mines, Inc. (an operating company), and Calumet Mining Company (an exploration company).

The Company was in the exploration stage until late 2003.  With the acquisition of the Mesquite Mine in November 2003, the Company moved from the exploration stage to become an operating mining company.  Until June 2007, the Company’s operations were restricted to the production of gold from material that was placed on heap leach pad by previous owners of the mine.  In June 2007, the Company commenced active mining operations and in December 2007 commenced leaching new ore.

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, originally dated March 30, 2007 and subsequently amended and restated (Note 13), under which facility WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine.  Of this amount, $87.3 million was available until Completion of the project and $17.7 million is available until 12 months after Completion.  The agreement, in conjunction with the equity financings in 2007 completed the financing requirements for Mesquite.  On December 18, 2008 the term loan facility was further amended which included an acceleration of the loan repayment schedule.  At December 31, 2008, the first repayment of $17.7 million was made.  Repayments under the facility cannot be subsequently withdrawn upon.  At March 31, 2009, $68.6 million remains outstanding on the facility.

The Company’s year-end for reporting purposes is December 31.

Proposed Business Combination

Western Goldfields and New Gold Inc. (“New Gold”) have entered into a definitive business combination agreement dated as of March 3, 2009 (amended April 8, 2009) for the purpose of combining the ownership of their respective companies.  Under the terms of the agreement, New Gold will acquire by way of a plan of arrangement all of the outstanding common shares of Western Goldfields on the basis of one New Gold common share and Cdn. $0.0001 in cash for each common share of Western Goldfields (the "Transaction").  Upon completion of the Transaction, New Gold will have approximately 348 million shares outstanding (436 million fully-diluted).

The Transaction is subject to regulatory approvals, court approval and obtaining a minimum two-thirds approval of those shares voted at a special meeting of the shareholders of Western Goldfields and majority approval at a special meeting of the shareholders of New Gold.  The Transaction has been structured as a plan of arrangement under the Business Corporations Act (Ontario).  The management information circulars, joint management information circular supplement and other materials were mailed for the New Gold and Western Goldfields meetings to be held on May 13, 2009 and May 14, 2009, respectively.  The Transaction is expected to close on June 1, 2009.

The definitive business combination agreement entered into in connection with the Transaction includes a commitment by each of New Gold and Western Goldfields not to solicit alternative transactions to the proposed Transaction. In certain circumstances, if a party terminates the definitive agreement to enter into an agreement to effect an acquisition proposal that is different from the Transaction, then such party is obligated to pay to the other party as a termination payment an aggregate amount equal to Cdn. $8.8 million. Each party has also been provided with certain other rights, representations and warranties and covenants customary for a transaction of this nature, and each party has the right to match competing offers made to the other party.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Western Goldfields Inc. and its 100% owned subsidiaries: Western Goldfields USA Inc., Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”).  The consolidated financial statements include the assets and liabilities of Western Goldfields as at March 31, 2009 and December 31, 2008 and its results of operations and its cash flows for each of the three month periods ended March 31, 2009 and 2008.  All inter-company accounts and transactions have been eliminated on consolidation.

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

The accounting policies followed in preparing these financial statements are those used by Western Goldfields as set out in the audited financial statements for the year ended December 31, 2008, except as referenced in Note 3 below.  These interim statements should be read together with Western Goldfields’ audited financial statements for the year ended December 31, 2008.  In the opinion of management, all adjustments considered necessary for fair and consistent presentation of interim financial statements have been made.  The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

Newly Adopted Pronouncements

This section includes a discussion of significant accounting standards that were effective January 1, 2009.

FAS 141(R), Business Combinations (FAS 141(R))

Effective January 1, 2009, we assessed the provisions of FAS 141(R), which replaced FAS 141, for business combinations consummated after the effective date of December 15, 2008.  Under FAS 141(R), business acquisitions will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141.  This standard did not impact our interim financial statements.

FSP FAS 157-2 Fair Value Measurements (FSP FAS 157-2)

Effective January 1, 2009, we assessed the provisions of FSP FAS 157-2 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements for nonfinancial assets or liabilities.  The new disclosure requirements did not significantly impact these interim financial statements – see Note 17.

FAS 160, Non-controlling Interests in Consolidated Financial Statements (FAS 160)

Effective January 1, 2009, we assessed the provisions of FAS 160.  Under FAS 160, non-controlling interests are measured at 100% of the fair value of assets acquired and liabilities assumed.  As the Company does not currently have any non-controlling interests, this standard has not had any impact on these interim financial statements.

FAS 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161)

Effective January 1, 2009, we assessed the provisions of FAS 161.  Under FAS 161 entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company’s enhanced disclosure requirements in respect of its gold forward sales and fuel hedge contracts are provided in Notes 11 and 12.

Accounting Pronouncements Issued but Not Yet Adopted

This section includes a discussion of accounting pronouncements recently issued but not yet adopted that may have an impact on our financial statements.

SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS No. 157-4"), which expands quarterly disclosure requirements in SFAS No. 157 about how an entity determines fair value when the volume and level of activity for an asset or liability have significantly decreased and transactions related to such assets and liabilities are not orderly. This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements. We are currently assessing the impact of FSP FAS No. 157-4 on our consolidated financial position, cash flows and results of operations.

SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting ("APB No. 28"). This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements. The amendments expand the disclosure requirements of SFAS No. 107 and APB No. 28 about how an entity reports on fair value to be included in the summarized, interim financial statements. We are currently assessing the impact of this FASB Staff Position on our consolidated financial position, cash flows or results of operations.

SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements.  We are currently evaluating the impact of the implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 on our consolidated financial position, results of operations and cash flows.

4. RESTRICTED CASH

The Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a term loan facility with a syndicate of banks, originally dated March 30, 2007 and subsequently amended and restated (Note 13).  Under the terms of this facility the Company has set aside $7.5 million (December 31, 2008 - $7.5 million) in a cost overrun account until Completion of the Mesquite Mine development project, which occurs on satisfaction of physical and economic completion tests as set out in the credit agreement.  At Completion, unused funds will be applied to fund a debt service reserve account, established to hold an amount equal to the debt service amounts payable on the next repayment date as set out in the credit agreement, and thereafter any surplus funds may be returned to the Company.  Interest earned on restricted cash is for the account of the Company.  Completion of the Mesquite Mine development project, as defined in the credit agreement, has not yet been reached.

5. INVENTORIES

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Ore on leach pads	$30,325	$31,847
Metal-in-process	2,097	1,409
Bullion	94	6
Supplies	2,448	1,836
Total inventories	$34,964	$35,098

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

6. PLANT AND EQUIPMENT

The following is a summary of buildings, equipment, property, and accumulated amortization as at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Buildings	$9,902	$9,886
Equipment	84,654	84,053
Leach pad expansion and other processing equipment	30,088	29,824
Mine development	3,864	3,864
	128,508	127,627
Less accumulated amortization	(18,779)	(16,293)
Net Plant and Equipment	$109,729	$111,334

Capitalized interest expense for the three month period ended March 31, 2009 was $nil (March 31, 2008 - $0.1 million), based on the interest attributable to borrowings incurred to finance the construction of assets intended for the Company’s own use.  For the year ended December 31, 2008 capitalized interest was $0.2 million.  Capitalization of interest ceases when an asset is ready for its intended use.

Plant and equipment as at March 31, 2009 includes cost of $1.4 million (December 31, 2008 - $1.4 million) in respect of fauna relocation costs and $2.2 million (December 31, 2008 - $2.2 million) in respect of capitalized development drilling costs.

Amortization expense for the three month period ended March 31, 2009 was $2.7 million (March 31, 2008 - $2.0 million).

7. INVESTMENTS - RECLAMATION AND REMEDIATION

The Company has a bonding and insurance program, primarily with American International Specialty Lines Insurance Company (“AIG Insurance”), in respect of the operations and closure liabilities of the Mesquite Mine.  Under the program, the Company initially paid $6.0 million into a reimbursement account with AIG, representing the net present value of expected reclamation costs.  As a result of increases in proven and probable reserves in August 2006 and March 2007, which increased the reserve life of the mine by two years, the Company agreed with AIG and the regulatory agencies to revisions in its reclamation cost estimates.  As a consequence, in May 2007 the bonding program was increased from approximately $8.7 million to approximately $11.3 million and the Company was required to place an additional $2.1 million into the reimbursement account with AIG.  In addition, changes were made to the insurance program as described in Note 8.

The following is a summary of cumulative activity in the reimbursement account as at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Original deposit to reimbursement account	$5,999	$5,999
Additional deposit to reimbursement account	2,091	2,091
Interest earned from inception	1,219	1,193
	9,309	9,283
Reclamation costs reimbursed	(349)	(349)
Closing balance	$8,960	$8,934

The following bonds have been issued by AIG and approved by regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception Date	Value	Obligee(s)
ESD 7315360	11/7/2003	$1,218	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315361	11/7/2003	$1,468	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315362	11/7/2003	$62	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315363	11/7/2003	$550	California Water Quality Control Board
ESD 7315358	11/7/2003	$6,978	U.S. Bureau of Land Management
ESD 7315359	11/7/2003	$50	California State Lands Commission
ESD 7315533	5/30/2007	$977	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management
			California State Lands Commission

8. LONG-TERM PREPAID EXPENSES

The Company has an insurance program which covers closure and reclamation risk in excess of the amount on deposit in the Investments - Remediation and Reclamation account which was $9.0 million at March 31, 2009 (December 31, 2008 - $8.9 million), to an aggregate limit of $17.5 million (December 31, 2008 - $17.5 million), and expires November 7, 2020.

The program also covers pollution and remediation risk up to $10.0 million and includes coverage for pre-existing conditions and new conditions.  The terms for pre-existing conditions and new conditions expire on November 7, 2013 and November 7, 2009, respectively.

The Company has paid advance premiums in respect the insurance policies to cover environmental risks at the Mesquite Mine.  The premium cost is being amortized over the terms of the policies and is summarized below.

	March 31, 2009	December 31, 2008
Original Policy Premiums	$1,643	$1,643
Additional Policy Premium	724	724
Amortization to date	(855)	(812)
Unamortized Premium Cost	1,512	1,555
Current Portion	(171)	(171)
Long-Term Prepaid Expenses	$1,341	$1,384

9. DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs, primarily bank fees and professional fees and expenses associated with the term loan facility (Note 13) incurred to March 31, 2009 were $3.6 million (December 31, 2008 - $3.6 million).  These costs are being amortized over the term of the facility to December 31, 2012.  Amortization for the three month period ended March 31, 2009 was $0.2 million (March 31, 2008 - $0.1 million).

	March 31, 2009	December 31, 2008
Debt issuance costs incurred	$3,570	$3,570
Cumulative amortization	(977)	(804)
Closing balance	$2,593	$2,766

10. DEFERRED INCOME TAX ASSETS

Income Taxes Recoverable

	March 31, 2009	December 31, 2008
Current	$10	$329
Deferred	3,999	12,720
Recovery of income taxes	$4,009	$13,049

Deferred Taxes

The Company records future income tax assets and liabilities where temporary differences exist between the carrying amounts of assets and liabilities in the balance sheet and their tax bases.

The significant components of the deferred tax asset at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Current deferred tax assets	$3,716	$2,045

Long-term deferred tax assets
Unrealized loss on mark-to-market of gold forward sales contracts	19,444	15,577
Net operating losses	30,390	25,451
Mining property	1,265	1,265
Reclamation cost	2,553	1,979
Exploration cost	838	35
Stock-based compensation	1,973	1,675
Minimum tax	394	327
Other	662	637
Total long-term deferred tax assets	57,519	46,946
Long-term deferred tax liabilities
Fixed assets	(25,189)	(16,944)
Total long-term deferred tax liabilities	(25,189)	(16,944)
Net long-term deferred tax asset	36,046	32,047
Valuation allowance	(7,634)	(7,634)
Net deferred tax assets	$28,412	$24,413

At March 31, 2009 the Company had income tax loss carry-forwards of approximately $69.0 million. These losses expire from 2022 to 2029. The ability to utilize these loss carry-forwards is dependent upon a number of factors, including the future profitability of operations and other tax limitations. The future tax benefit of $30.4 million less a valuation allowance of $6.0 million, resulting in a future tax benefit of $24.4 million, has been recognized in the consolidated financial statements with respect to these income tax loss carry-forwards.

11. MARK-TO-MARKET LOSS ON GOLD HEDGING CONTRACTS

Under the terms of the term loan facility originally dated March 30, 2007 and subsequently amended and restated (Note 13), Western Mesquite Mines Inc. was required, as a condition precedent to drawdown the loan, to enter into a gold hedging program acceptable to the banking syndicate.  On June 14, 2007 the Company announced that all requirements needed to make the facility available for drawdown had been met and that it had executed gold forward sales contracts for 429,000 ounces of gold at a price of $801 per ounce.  The hedging contracts represent a commitment of 5,500 ounces per month for 78 months commencing July 2008 with the last commitment deliverable in December 2014.  At March 31, 2009, 69 hedge contracts representing a total commitment of 379,500 ounces remain outstanding.

The Company’s gold forward sales contracts do not meet the criterion in SFAS No.133, and therefore were not designated as cash flow hedges.  Accordingly, the period-end mark-to-market adjustment related to these contracts is immediately reflected on the statement of operations of the Company as unrealized gains or losses on gold forward sales contracts and the cumulative effect is reflected as an asset or liability on the balance sheet.

Starting in July 2008, the Company began settling these contracts, at the Company’s option, by physical delivery of gold or on a net financial settlement basis.  During the first quarter of 2009, the Company settled the contracts through physical delivery recognizing revenue from gold sales at the contract price.  The remaining contracts were marked-to-market as at March 31, 2009 using a spot price of gold of $917 per ounce (December 31, 2008 - $870 per ounce).  The cumulative unrealized pre-tax loss of $57.5 million has been disclosed as a liability as at March 31, 2009 (December 31, 2008 - $45.2 million) and the Company has recorded an unrealized loss of $10.2 million for the three month period ended March 31, 2009 (March 31, 2008 - $24.1 million).

12. MARK-TO-MARKET LOSS ON FUEL CONTRACTS

Western Goldfields entered into fuel hedge contracts with financial institutions in December 2008 and January 2009.  The hedging contracts represent a total commitment of 2.9 million and 3.0 million gallons of diesel per year at weighted average prices of $1.75 and $1.94 per gallon in 2009 and 2010, respectively.  The Company is financially settling 252,000 gallons of diesel per month related to these contracts until December 31, 2010.

The Company’s fuel hedge contracts do not meet the criterion in SFAS No.133, and therefore were not designated as cash flow hedges.  Accordingly, the period-end mark-to-market adjustment related to these contracts is immediately reflected on the statement of operations of the Company as unrealized gains or losses on fuel hedging contracts and the cumulative effect is reflected as an asset or liability on the balance sheet.

Realized losses of $0.3 million were recognized for the three month period ended March 31, 2009 (March 31, 2008 - $nil).  The remaining contracts were marked-to-market as at March 31, 2009 using a spot price of fuel of $1.38 per gallon (December 31, 2008 - $1.45 per gallon).  The cumulative unrealized pre-tax loss of $1.2 million has been disclosed as a liability as at March 31, 2009 (December 31, 2008 - $0.9 million) and the Company has recorded an unrealized loss of $0.3 million within other income (expense) for the three month period ended March 31, 2009 (March 31, 2008 - $nil).

13.   LOAN PAYABLE

Term Loan Facility

The Company, through its wholly owned subsidiary WMMI, entered into a term loan facility with a syndicate of banks, dated March 30, 2007 as amended and restated on May 31, 2007 and as further amended on June 29, 2007, July 16, 2007, August 14, 2007, and August 14, 2008, under which WMMI can borrow up to $105 million in connection with the development of the Mesquite Mine.  The facility was for a term of 7.75 years until December 31, 2014 and comprises a multiple-draw term loan of which $87.3 million was available as required for the development of the Mesquite Mine; the remainder will be available for up to 12 months after completion for corporate purposes.  The facility is secured by all of the assets of WMMI and a pledge of the shares of WMMI owned by the Company. Repayments under the facility cannot be subsequently withdrawn upon.  In addition, until Completion, the facility is guaranteed by the Company.  The facility was amended on December 18, 2008 to encompass the following:  alterations to the original development plan contemplated by the Company; acceleration of the loan repayment period with the final payment now due on December 31, 2012; and, extension of the date by which completion must be reached to June 30, 2009.  On January 9, 2009, an amendment was made to the facility include terms and conditions on the Company’s fuel hedge contracts.

Interest on the term loan is charged at U.S. dollar LIBOR plus 2.2% prior to completion and U.S. dollar LIBOR plus 1.75% after completion.  Completion occurs upon the satisfaction of certain technical and financial criteria as defined in the credit agreement.  As at March 31, 2009, WMMI had outstanding $68.6 million (December 31, 2008 - $68.6 million), under the facility and incurred interest at an average rate of approximately 2.7% for the three month period ended March 31, 2009 (December 31, 2008 – 5.0%).  Repayment of the project facility is on a semi-annual basis, through December 31, 2012 according to an agreed schedule of percentages of the loan outstanding on the final day of the availability period.  In addition to the scheduled repayments, mandatory prepayments are required semi-annually based on excess cash flows from the Mesquite Mine.  At December 31, 2008 there were no excess cash flows to trigger a prepayment on the repayment date.

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

14. RECLAMATION AND REMEDIATION LIABILITIES

Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations.  Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities.  The Company’s provision for reclamation and remediation liabilities is based on known requirements.  It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments.  The Company’s estimate of the net present value of these obligations for the Mesquite Mine is based upon existing reclamation standards at March 31, 2009 and is in conformity with SFAS No. 143.  The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the three month period ended March 31, 2009 and the year ended December 31, 2008:

	March 31, 2009	December 31, 2008
Opening Balance	$5,076	$5,061
Accretion	87	224
Reduction in the present value of obligations	—	(209)
Ending Balance	5,163	5,076
Less: current portion	339	339
	$4,824	$4,737

15. COMMON SHARES

Issuances of Common Shares

During the three month period ended March 31, 2009, 780,000 options (December 31, 2008 – 1,281,234 options) were exercised for cash consideration of $0.4 million (December 31, 2008 - $1.0 million).

During the year ended December 31, 2008, 750,000 shares of common stock were issued for cash consideration of $0.3 million upon the exercise of 750,000 warrants to purchase common shares.  There were no warrant exercises in the three month period ended March 31, 2009.

Normal Course Issuer Bid

In November 2008, the Company received approval from the Toronto Stock Exchange for a normal course issuer bid (“NCIB”) program for the repurchase of its outstanding common shares.  The Company had approval to repurchase up to a maximum of 12,838,011 common shares, or approximately 10% of the Company’s public float from the period November 7, 2008 to November 6, 2009.  During the year ended December 31, 2008, the Company repurchased 2,279,633 common shares at a cost of $2.5 million.  The Company returned to treasury and cancelled these shares.  The excess of the purchase price over the carrying amount of the shares purchased was recorded as a $0.3 million increase in retained accumulated deficit.  There were no further repurchases of the Company’s outstanding common shares in the three month period ended March 31, 2009.

16. STOCK OPTIONS AND WARRANTS

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

The plan is a non-qualifying stock option plan for U.S. income tax purposes.  For awards made before and after the reorganization of the Company effective June 29, 2007, the price of options granted is expressed in terms of U.S. and Canadian dollars, respectively.  The aggregate number of shares of the Company’s common stock for which option awards may be granted under the plan shall not exceed 5,000,000.  At March 31, 2009, 851,667 (December 31, 2008 – 976,667) option awards were available for issuance under the plan.

Prior to inception of the Western Goldfields’ stock option plan, of the awards issued, 8,975,118 option awards remain outstanding as at March, 31, 2009.

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

During the three month period ended March 31, 2009, 780,000 options were exercised for cash proceeds of $0.4 million; 25,000 options were forfeited; and, 100,000 options expired.

On January 26, 2009, the Company issued 150,000 options to an employee, with an exercise price of Cdn. $2.20 per share.  The options vest in three equal annual installments beginning on January 27, 2010, and were fair valued at $0.2 million.

During the year ended December 31, 2008, 1,281,234 options were exercised for cash proceeds of $1.0 million; 36,666 options were forfeited; and, 100,000 options expired.

During the year ended December 31, 2008, the Company issued 1,785,000 options to employees, officers, directors, and a consultant with a weighted average exercise price of $1.48.  These options vest in three equal annual installments beginning on the grant date or one-year from the grant date and were fair valued at $1.6 million.

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

	March 31, 2009	December 31, 2008
Weighted-average risk-free rate of return (%)	1.9%	2.6%
Dividend yield	-%	-%
Expected life in years	5	4 and 5
Volatility	82%	75%

The following is a summary of stock option activity for the three month period ended March 31, 2009 and the year ended December 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance January 1, 2008 (1)	13,301,618	$0.82	$0.59	$39,801
Granted	1,785,000	1.48	0.90	—
Exercised	(1,281,234)	0.76	0.37	2,243
Forfeited	(36,666)	1.96	1.64	11
Expired	(100,000)	1.63	0.81	—
Outstanding at December 31, 2008	13,668,718	0.86	0.64	10,990
Exercisable at December 31, 2008	11,687,054	$0.73	$0.56	$10,771

Balance January 1, 2009	13,668,718	$0.86	0.64	10,990
Granted	150,000	1.75	1.13	—
Exercised	(780,000)	0.51	0.34	1,196
Forfeited	(25,000)	1.96	1.64	—
Expired	(100,000)	1.00	0.36	43
Outstanding at March 31, 2009 (1)	12,913,718	0.74	0.66	13,650
Exercisable at March 31, 2009	10,790,387	$0.88	$0.58	12,906

(1)	Includes options granted under predecessor plan.

The following table summarizes information about the stock options outstanding at March 31, 2009:

Awards Outstanding by Range
Exercise Price $		Awards Outstanding			Awards Exercisable
Low	High	Quantity	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price $	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
0.01	0.50	7,130,117	3.74	0.34	7,130,117	3.74	0.34
0.51	1.00	1,845,000	4.13	0.84	1,845,000	4.13	0.84
1.01	1.50	1,285,000	4.66	1.39	—	—	—
1.51	2.00	1,033,601	5.50	1.78	443,602	5.41	1.85
2.01	2.50	1,320,000	4.64	2.19	1,171,668	4.55	2.19
2.51	3.00	300,000	5.69	2.97	200,000	5.69	2.97
		12,913,718	4.17	0.88	10,790,387	4.00	0.74

As of March 31, 2009, there was $1.6 million (December 31, 2008 - $1.7 million) of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plan.  The cost is expected to be recognized over a weighted-average period of 1.6 years (December 31, 2008 – 1.6 years).  Stock based compensation expense for the three month period ended March 31, 2009 was $0.4 million (March 31, 2008 - $0.4 million).

Warrants

The following is a summary of warrant activity for the three months ended March 31, 2009 and the year ended December 31, 2008:

	Three months ended March 31, 2009	Year ended December 31, 2008
Balance, start of period	6,056,180	6,806,180
Exercised	—	(750,000)
Balance, end of period	6,056,180	6,056,180

Warrants outstanding to acquire common shares of the Company at March 31, 2009 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
6,056,180	0.76	Note (1)

(1)	Newmont Mining Corporation (“Newmont”) received warrants as part of the purchase price for Mesquite in November 2003. The warrants expire between June 9, 2011 and June 9, 2012

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosure about fair value measurements.  As discussed in Note 3, the Company has now adopted the provisions SFAS 157 as it relates to nonfinancial assets and liabilities measured at fair value on a non-recurring basis.  The statement is intended to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing the hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in a three-tier fair value hierarchy.  These tiers include: Level 1, defined as quoted market prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; model-based valuation techniques for which all significant assumptions are observable in the market; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

The following table sets out the Company’s financial assets and liabilities at March 31, 2009 at fair value by level within the fair value hierarchy.  As required by FAS 157, liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2009
	Total	Level 1	Level 2
Assets
Cash and cash equivalents and restricted cash	$26,557	$26,557	$—
Receivables	$634	$—	$634
Liabilities
Bank debt	$68,640	$68,640	$—
Derivative instruments – forward gold sales contracts	$57,477	$—	$57,477
Derivative instruments – forward fuel hedge contracts	$1,234	$—	$1,234

The Company’s cash and restricted cash are represented by account balances and short-term deposits with major Canadian and U.S. banks.  Canadian account balances and deposits are converted to U.S. dollars at the closing exchange rate on March 31, 2009 and accordingly are classified within Level 1 of the fair value hierarchy.

The Company’s bank debt represents the current and long-term portions of advances under the Company’s term-loan facility.  As the loan was re-negotiated at the end of 2008, the book value is representative of fair value from a market participant’s perspective.  Accordingly it is classified within Level 1 of the fair value hierarchy.

The Company’s gold forward sales and fuel hedge contracts are valued using pricing models which require a variety of inputs, including contractual terms and yield curves, and correlation of such inputs.  The Company utilizes the market approach to measurement of fair value for these derivative instruments.  This approach uses prices and other relevant information generated by market transactions involving comparable liabilities.  Such derivative contracts trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment.  As the derivatives are in a net liability position at March 31, 2009, the Company has determined that there is no counterparty credit risk.  Such instruments are typically classified within Level 2 of the fair value hierarchy.

 18.    RELATED PARTY TRANSACTIONS

In November 2008, a new cost sharing agreement was reached between Silver Bear and Western Goldfields with an effective date of January 1, 2009.  The new agreement amends previous cost sharing ratios between the two companies to one-third recovery of shared costs from Silver Bear, which reflects the current level of activities.  Western Goldfields initially incurs the costs.

During the three month period ended March 31, 2009 overhead costs of $0.1 million were charged by Western Goldfields to Silver Bear (March 31, 2008 - $0.1 million).  There were no amounts outstanding at March 31, 2009.

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

Lease Agreement

The Company has entered into a lease for head office premises for the ten-year period which commenced June 1, 2008.   In the new cost sharing agreement, effective January 1, 2009, Silver Bear shares one-third of total occupancy costs (Note 18).  The estimated contractual obligations, as at March 31, 2009 are as follows:

Total
Less than 1 Year	$383
2 – 3 Years	766
4 – 5 Years	773
More than 5 Years	1,607
Total	$3,529

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

There were no loss contingencies accrued in the three months ended March 31, 2009 or the three months ended March 31, 2008.

Proposed Business Combination

The completion of the proposed business combination with New Gold, which is expected to occur on June 1, 2009, will result in known severance payments of approximately $0.8 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Western Goldfields Inc. and its subsidiaries (collectively “Western Goldfields” or the “Company”). This MD&A should be read in conjunction with our unaudited consolidated financial statements for the three month period ended March 31, 2009 and the notes thereto.  The information is presented as of April 30, 2009.  All amounts in this discussion are expressed in U.S. dollars, unless otherwise specified.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Actual results of the Company could differ materially from those discussed in such forward-looking statements as a result of these risks and uncertainties, including those set forth in our Annual Report filed with the SEC and Canadian securities regulators on March 11, 2009 under Item 1. Description of Business - “Risk Factors”, as well as other risk factors identified in our other filings made from time to time.

Overview

Western Goldfields Inc. is a gold production and exploration company.  The Mesquite Mine (“Mesquite”) located in Imperial County, California is currently our sole mining asset.  We acquired Mesquite from Newmont Mining Corporation (“Newmont”) in November 2003.  Until late 2007, Mesquite provided us with residual gold production from ore that was placed on the heap leach pad by Newmont and previous owners of the property.  We completed a positive feasibility study in August 2006 and subsequent equity and debt financings have enabled us to resume mining operations at Mesquite.  We started to place new ore on the heap leach pad during the second half of 2007 and this started to be reflected in our gold production and inventories by late 2007.   We attained “steady state” production from the new leach pad during the second quarter of 2008.  We have obtained all necessary permits and have effectively completed our capital expansion program.

Proposed Business Combination

The Company, Western Goldfields Inc. and New Gold Inc. (“New Gold”) have entered into a definitive business combination agreement dated as of March 3, 2009 (amended April 8, 2009) for the purpose of combining the ownership of their respective companies.  Under the terms of the agreement, New Gold will acquire by way of a plan of arrangement all of the outstanding common shares of Western Goldfields in exchange for one New Gold common share and Cdn. $0.0001 in cash for each common share of Western Goldfields (the "Transaction").  Upon completion of the Transaction, New Gold will have approximately 348 million shares outstanding (436 million fully-diluted).

The Transaction is subject to regulatory approvals, court approval and obtaining a minimum two-thirds approval of those shares voted at a special meeting of the shareholders of Western Goldfields and majority approval at a special meeting of the shareholders of New Gold.  The Transaction has been structured as a plan of arrangement under the Business Corporations Act (Ontario).  The management information circulars, joint management information circular supplement and other materials were mailed for the New Gold and Western Goldfields meetings to be held on May 13, 2009 and May 14, 2009, respectively.  The Transaction is expected to close on June 1, 2009.

The definitive business combination agreement entered into in connection with the Transaction includes a commitment by each of New Gold and Western Goldfields not to solicit alternative transactions to the proposed Transaction. In certain circumstances, if a party terminates the definitive agreement to enter into an agreement to effect an acquisition proposal that is different from the Transaction, then such party is obligated to pay to the other party as a termination payment an aggregate amount equal to Cdn. $8.8 million. Each party has also been provided with certain other rights, representations and warranties and covenants customary for a transaction of this nature, and each party has the right to match competing offers made to the other party.

See “Item 1A. Risk Factors – Risks Related to the Business Combination with New Gold and Operations of the Combined New Gold and Western Goldfields” set forth in our Annual Report filed with the SEC on March 11, 2009, and “Risk Factors” in the joint management information circular supplement filed with the SEC on April 16, 2009, for a discussion of some of the risks associated with the transaction.

Overall Performance

During the first quarter 2009, net loss was $5.3 million or $0.04 per share, compared to net loss of $19.6 million, or $0.14 per share in the same prior year period.  The net loss in 2009 includes after tax mark-to-market losses on gold forward sales contracts of $7.5 million, or $0.06 per share as compared to $14.7 million, or $0.11 per share in the same prior year period.  Gold production of 33,660 ounces was considerably higher than 9,146 ounces in the same prior year period as we were still escalating production until we attained steady-state production from the new leach pad during the second quarter 2008.  Although we benefitted from selling 32,715 ounces during the first quarter 2009, we realized an average gold price of $867 per ounce compared to $929 per ounce in the same prior year period.  Consistent with prior periods, we immediately sold our gold inventory in the spot-market and were impacted by fluctuations in world markets for gold.  Per terms of our term-loan facility, at March 31, 2009, we still hold 69 monthly contracts totaling 379,500 ounces to be settled at $801 per ounce.  We also financially settled 630,000 gallons into our fuel hedge contracts and realized losses of $0.3 million.

Selected Financial Information

(In thousands U.S. dollars except ounces and per share amounts)	Three months ended March 31,
	2009	2008
Gold ounces produced	33,660	9,146
Gold ounces sold	32,715	9,960
Revenues from gold sales	$28,369	$9,256
Cost of sales (excludes amortization and accretion)	$18,450	$9,352
Cost of goods sold	$21,226	$11,446
Gross profit (loss)	$7,143	$(2,190)
Operating income (loss)	$4,295	$(3,895)
Net loss	$(5,292)	$(19,624)
Basic and diluted net loss per share	$(0.04)	$(0.14)
Average realized gold price ($/ounce)	$867	$929
Cost of sales per ounce [1] ($/ounce)	$573	$939

(1)  Includes realized losses from settlement of fuel hedge contracts.  Cost of sales per ounce is a non-GAAP financial performance measure with no standardized meaning under US GAAP.  For further information, please see page 36.

Economic Trends

Although there was continued volatility in gold prices during the first quarter of 2009, with prices fluctuating between $810 to $989 per ounce, gold prices remained strong.  The average gold price for the period was $909 per ounce with the price closing in March at $917 per ounce.  Key factors influencing the price of gold include currency rate fluctuations and the relative strength of the U.S. dollar, the supply of and demand for gold, and macroeconomic factors such as the level of interest rates and inflation expectations.  Gold prices have been subject to volatile price movements over short periods of time, especially in 2008.  The price of gold is a significant factor affecting Western Goldfields’ profitability and operating cash flows.  As such, the current and future financial performance of the Company will be closely correlated to the price of gold.  In first quarter 2009, we realized gold prices that were slightly lower than the average market price as ounces necessary to satisfy gold hedge contracts at prices that were lower than average market prices were delivered into, and recognized in revenue.  Of the 32,715 ounces sold during the quarter, 16,500 ounces or 50% were hedged at $801 per ounce.

Throughout 2008, our operating costs were negatively influenced by continuing high costs with respect to labor, energy and consumables.  Mining is generally an energy intensive activity, especially in an open-pit operation such as Mesquite, where energy prices had a significant impact on operations.  Historically, approximately 20% of Mesquite’s operating costs were attributable to diesel consumption.  We consume diesel fuel which is refined from crude oil and is therefore subject to the same price volatility affecting crude oil prices.  With global demand decreasing towards the end of 2008 on fears of a global economic slowdown, oil prices have decreased from a record high of $147 per barrel in the third quarter of 2008 to close at $50 per barrel at March 31, 2009.  Relatively lower fuel prices during 2009 have translated into lower costs for petroleum based expenditures including, diesel fuel, lubricants, explosives, tires and transportation.  With declining fuel prices during late 2008, we took the opportunity to enter into additional fuel hedge contracts for approximately 25% of the Mesquite Mine’s fuel requirements over the next two years.  An additional tranche of contracts were entered into in early 2009 thereby hedging a combined 50% of our Mine’s projected requirements in 2009 and 2010.

The deterioration of the global economy in 2008 and into 2009 created a challenging environment for all companies to operate in.  For the more junior mining companies, access to funds became a key determinant of future viability.  Companies found that debt and equity markets were effectively closed in many jurisdictions resulting in the postponement of capital raisings.  Meanwhile, banks and other lenders were declining terms or unable to refinance existing debt.  We were in a position of having previously secured a $105.0 million term loan facility, of which $86.3 million was drawn and the first repayment of $17.7 million was made on December 31, 2008.  At March 31, 2009, $68.6 million was outstanding on the facility.  The Mesquite Mine’s capital project is effectively complete and we do not anticipate drawing on the $17.7 million of available credit.  Our contractual obligation is to have fully paid off the credit facility by December 31, 2012.

Given the early warning signs of a volatile financial market, we implemented a conservative investment strategy wherein funds in excess of operating requirements were invested in short-term, highly liquid government of Canada or U.S. treasury bills.  While the interest earned on these investments was nominal, we believe strongly in the safety and security of our funds above all else.  We held no other investments during 2009 and plan on maintaining our current investment strategy into the foreseeable future.  In the three month period ended March 31, 2009, our cash balances were held with CIBC and Bank of America.  We continuously monitor the performance of our banks and will actively seek alternative banking solutions should the situation dictate.  Although we cannot completely eliminate the risks associated with managing a company in a volatile and uncertain economic climate, we are continuously monitoring and assessing the impacts to our Company and using a prudent and conservative investment strategy.

We are also cognizant of market effects on our suppliers.  In the current volatile environment, significant changes in an entity can occur very quickly.  We continue to monitor the performance of our current suppliers and thoroughly assess the viability of new suppliers.  We have assessed business critical suppliers and ensured back-up measures and alternatives are in place.  We also closely monitor companies with which we have our bonding and insurance programs and counterparties on gold sales and fuel hedge contracts.  At this time, we believe that our counterparties are able to honor their commitments to us.

Completion of Capital Program

By the end of first quarter 2009, the remaining aspects of our capital program, launched in late 2006, were effectively completed.  During 2008, the expanded leach pad became operational and the retrofit of the process plant was completed.  We also brought on-stream new carbon columns for the processing circuit and completed construction of the new truck repair shop, warehouse and mine administrative office.

Results of Operations

Revenue

	Three months ended March 31,
	2009	2008
Gold sales revenue	28,369	9,256
Average realized gold price	867	929
Increase in revenues	19,113	8,023
Change in revenues attributable to ounces sold	21,147	5,316
Change in revenues attributable to average selling price	(2,034)	2,707

Gold production in the first quarter of 2009 was 33,660 ounces compared with 9,146 ounces in the comparative prior period.  Mining of new ore at Mesquite started in July 2007 and the first pour of gold from new ore occurred in January 2008.  Ore production has been building up steadily since that time but did not reach a steady state until the second quarter of 2008.  As such, we produced fewer ounces of gold in the first quarter of 2008 and recognized $9.3 million from the 9,960 ounces sold, all of which were unhedged.  Of the 32,715 ounces sold in the first quarter of 2009, 16,500 ounces were at a hedged price of $801.  This was lower than the average prevailing gold market price of $909 per ounce, resulting in an average realized price of $867 per ounce.  In the first quarter of 2009, the lower average price realized per ounce of gold sold negatively impacted revenues by $2.0 million, when comparing to the same prior year period, but this was offset by the increase in ounces sold resulting in gold sales revenue of $28.4 million.

Cost of Goods Sold

	Three months ended March 31,
	2009	2008
Cost of goods sold	21,226	11,446
Increase (decrease)	9,780	8,817
Gross profit (loss) %	25%	(19)%
Increase (decrease)	44%	34%

Cost of goods sold in the first quarter of 2009 increased by $9.8 million compared to the same prior year period.  In the first quarter of 2008, cost of goods sold exceeded revenues reflecting the higher costs of previous quarters when the new leach pad was in start-up mode and when a relatively high volume of waste material was moved to access the ore body.  Gross profit percentage in the first quarter of 2009 was 25%, reflecting a full quarter of normal costs reflecting ongoing operations.  By the first quarter of 2009, we had already experienced three previous quarters of full-production at the Mesquite Mine.

Major Components of Cost of Goods Sold

	Three months ended March 31,
	2009	2008
Mine operating costs	17,806	9,087
Royalties	644	265
Amortization and accretion	2,776	2,094
Cost of goods sold	21,226	11,446

Mine operating costs, including inventory adjustments, were $17.8 million in the first quarter of 2009, compared to $9.1 million in first quarter 2008.  The most significant components of mine operating costs included:  labor, contracted services, fuel and tire costs.  Mine labor costs for 2009 were $4.8 million compared with $3.7 million in 2008, reflecting the increase in staff and associated costs to support full mining operations.  The costs of maintaining our full mining fleet increased to $1.4 million in the first quarter of 2009, compared to $0.5 million in the same prior year period.  In first quarter 2008, we had just recommenced mining operations resulting in a significant portion of ounces on the heap leach pad which created an inventory adjustment that decreased mine operating costs.  Whereas in first quarter 2009, we had a decrease in ounces on the leach pad since the preceding period resulting in an inventory adjustment that increased mine operating costs.  Amortization and accretion expense in the first quarter of 2009 was $2.8 million compared with $2.1 million in the same prior year period, reflecting mining fleet additions, a new leach pad addition, and increased ounces produced.

The foregoing factors resulted in a gross profit of $7.1 million for the first quarter of 2009 compared with a gross loss of $2.2 million in the prior year period.

Other Operating Expenses

	Three months ended March 31,
	2009	2008
General and administrative	1,370	1,481
Exploration and business development	1,478	224

Other operating expenses in the first quarter of 2009 were $2.8 million compared with $1.7 million in the same prior year period.  General and administrative expense of $1.4 million, including stock based compensation, in 2009 decreased marginally from the same prior period expense of $1.5 million.  We are now incurring higher costs as a result of moving into a new head-office facility in June of 2008.

Stock based compensation, included within general and administrative expenses, represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, and was granted to directors, officers, employees and consultants.  The slightly lower cost of $0.3 million in 2009, compared to $0.4 million in 2008, reflects the fact that options granted to the new management team in 2006 were fully expensed prior to the start of 2009.  In November 2008, the Company changed its stock option policy so that one-third of new grants commences vesting one year from grant date, as opposed to one-third vesting immediately at grant date.  The impact of extending the vesting period is that expensing of the fair value is also extended resulting in a lower expense being recorded in each period.  There were 150,000 options granted in the first quarter of 2009 and none were granted in the same prior year period.

In the first quarter of 2009, we incurred $1.5 million on activities relating to our proposed business combination with New Gold.  These costs include legal, due-diligence related and promotional fees necessary for the proposed transaction.  Since we anticipate closing this transaction on June 1, 2009, we expect further costs related to the proposed transaction.  In the comparative 2008 period, we did not have any business development costs, but did incur $0.2 million on a drilling program to explore for oxide resources to the south of the Brownie Hill area at Mesquite.

Other Income (Expense)

	Three months ended March 31,
	2009	2008
Interest income	$44	$384
Interest expense and commitment fees	(486)	(699)
Amortization of deferred debt issuance costs	(173)	(115)
Realized and unrealized loss on mark-to-market of gold forward sales contracts	(12,291)	(24,111)
Realized and unrealized loss on mark-to-market of fuel forward contracts	(591)	—
Loss on foreign currency exchange	(99)	(1,020)

Other expense in the first quarter of 2009 was $13.6 million compared to $25.6 million in the same prior year period.  The decrease in expense primarily reflects the 2008 charge of $24.1 million in respect of the unrealized mark-to-market loss on gold forward sales contracts as a result of the increasing spot price of gold during the period and the downward movement in gold forward lease rates.  In the first quarter of 2009, mark-to-market realized and unrealized losses of $12.3 million were recognized on our gold forward sales contracts.

We entered into fuel hedge contracts with financial institutions in December 2008 and January 2009.  The hedging contracts represent a total commitment of 2.9 million and 3.0 million gallons of diesel per year at weighted average prices of $1.75 and $1.94 per gallon in 2009 and 2010, respectively.  We are financially settling 252,000 gallons of diesel per month related to these contracts until December 31, 2010.  In the first quarter of 2009, we realized losses of $0.3 million on the settlement of our fuel hedge contracts.  At March 31, 2009, these hedge contracts were priced higher than the prevailing market price, as such, an unrealized loss of $0.3 million was recognized in the mark-to-market of the remaining contracts.

Interest income in the first quarter of 2009 was $0.04 million compared with $0.4 million in the previous year as a result of cash balances being relatively high during 2008 and declining interest rates throughout 2008 and 2009.  Interest expense and commitment fees of $0.5 million in 2009 reflect our outstanding term loan facility of $68.6 million and an average interest rate of approximately 2.7%.  At March 31, 2008, $84.3 million had been advanced under the loan facility but at a higher interest rate of 5.3% thereby resulting in interest expense and commitment fees of $0.7 million for the period.  In the first quarter of 2008, a foreign exchange loss of $1.0 million was recognized due to holding Canadian dollar bank deposits at a time when that currency was weakening in relation to the U.S. dollar.  The loss was a smaller $0.1 million in 2009 as a result of us holding less Canadian dollar denominated currency.

At March 31, 2009, we continued to meet the criteria that it was more likely than not that we would realize the benefit of a substantial amount of the accumulated deferred tax asset.  As such, a tax recovery of $4.0 million was recognized, principally arising from the recording of the accounting loss in respect of the mark-to-market of gold forward sales and fuel hedge contracts.  At March 31, 2009, the net deferred tax asset was $28.4 million.

The factors discussed above resulted in a net loss for the first quarter of 2009 of $5.3 million or $0.04 per share, compared with a net loss of $19.6 million or $0.14 per share in the prior year period.

Liquidity and Capital Resources

Operating Activities

In first quarter 2009, operating activities generated cash of $8.9 million compared to using $10.7 million in the same prior year period.  The net loss in first quarter 2009 was $5.3 million, including the non-cash impact of $12.6 million in net mark-to-market losses on gold forward sales and fuel hedge contracts, and deferred income taxes of $4.0 million.  Other non-cash expense items included amortization of deferred debt issuance costs of $0.2 million and stock-based compensation of $0.4 million.  Amortization of plant and equipment increased from $2.0 million in first quarter 2008 to $2.5 million in the comparative period in 2009 as a result of capital additions that were part of the Mesquite Mine expansion project and increased ounces of gold produced.  Changes in the composition of non-cash working capital items during first quarter 2009 generated $2.5 million.  Accounts receivable has decreased by $1.7 million during first quarter 2009 due largely to the receipt of payment for a shipment of gold valued at $2.1 million that was sold in 2008 but payment was delayed until January 2, 2009 due to a bank error.  We also saw a net increase in accounts payables and accrued liabilities of $0.3 million as a result of costs related to the proposed business combination with New Gold.

Investing Activities

Cash required for investing activities in first quarter 2009 was $1.5 million compared with $8.7 million in the same prior year period.  The spending in 2008 was on several process related projects forming part of the Mesquite Mine expansion project, most notably being the new leach pad, new carbon columns and retrofit of the process plant.  By December 31, 2008, the expansion project was effectively completed.  In the first quarter of 2009, we spent $0.2 million on general site instrumentation and electrical items, and $0.7 million on a training simulator for truck operators to minimize accidents, pre-mature mechanical failures and tire wear.

Financing Activities

During the first quarter of 2009, financing activities generated $0.4 million of cash inflows from the exercise of stock options, compared to $0.6 million from the combined exercises of stock options and warrants in the same prior year period.  In first quarter 2008, we were also advanced a further $7.9 million under our term loan facility which allowed us to fund the completion of the expansion project at Mesquite and ramp-up gold production.

The foregoing factors resulted in an increase in our cash and cash equivalent balances of $7.8 million in the first quarter of 2009, compared to a decrease of $11.0 million in the same prior year period.

Balance Sheet

At March 31, 2009, we decreased our gold inventory in the leach pad to 45,685 ounces from 52,146 ounces at December 31, 2008.  In 2009, inventoried costs associated with respect to the leach pad and metal-in-process build-up were $30.3 million and $2.1 million, respectively, compared with $31.8 million and $1.4 million in the same prior year period, respectively.

At March 31, 2009, we had available cash balances of $19.1 million, restricted cash of $7.5 million, and working capital of $39.5 million.  In addition, we currently have unutilized credit facilities of $17.7 million.  At present it is not anticipated there will be further advances under the credit facility.  We have also effectively completed expenditures related to the Mesquite Mine expansion project.

Related Party Transactions

In November 2008, a new cost sharing agreement was reached between Silver Bear and Western Goldfields with an effective date of January 1, 2009.  The new agreement amends previous cost sharing ratios between the two companies to one-third recovery of shared costs from Silver Bear, which reflects the current level of activities.  Western Goldfields initially incurs the costs.

During the three month period ended March 31, 2009 overhead costs of $0.1 million were charged by Western Goldfields to Silver Bear (March 31, 2008 - $0.1 million).  There were no amounts outstanding at March 31, 2009.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  For additional information on the market risks that we face see Item 3 – “Quantitative and Qualitative Disclosure about Market Risk” set forth in this report.

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

At March 31, 2009, the Company’s gold forward sales and fuel hedge contracts did not meet the hedge accounting criterion in SFAS No.133, and therefore were not designated as cash flow hedges.  These derivative contracts have been entered into in order to effectively establish prices for future production of metals and to establish prices for future purchases of energy.  Since the hedge accounting rules of SFAS No.133 are not being applied, the period-end mark-to-market of these contracts are immediately reflected on the statement of operations of the Company and the cumulative effect is reflected as an asset or liability on the balance sheet.  Realized and unrealized gains or losses associated with these derivative contracts are included in earnings in the period in which the underlying hedged transaction is recognized.

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

Newly Adopted Pronouncements

This section includes a discussion of significant accounting standards that were effective January 1, 2009.

FAS 141(R), Business Combinations (FAS 141(R))

Effective January 1, 2009, we assessed the provisions of FAS 141(R), which replaced FAS 141, for business combinations consummated after the effective date of December 15, 2008.  Under FAS 141(R), business acquisitions will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141.  This standard did not impact our interim financial statements.

FSP FAS 157-2 Fair Value Measurements (FSP FAS 157-2)

Effective January 1, 2009, we assessed the provisions of FSP FAS 157-2 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements for nonfinancial assets or liabilities.  The new disclosure requirements did not significantly impact these interim financial statements – see Note 17.

FAS 160, Non-controlling Interests in Consolidated Financial Statements (FAS 160)

Effective January 1, 2009, we assessed the provisions of FAS 160.  Under FAS 160, non-controlling interests are measured at 100% of the fair value of assets acquired and liabilities assumed.  As the Company does not currently have any non-controlling interests, this standard has not had any impact on these interim financial statements.

FAS 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161)

Effective January 1, 2009, we assessed the provisions of FAS 161.  Under FAS 161 entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company’s enhanced disclosure requirements in respect of its gold forward sales and fuel hedge contracts are provided in Notes 11 and 12.

Accounting Pronouncements Issued but Not Yet Adopted

This section includes a discussion of accounting pronouncements recently issued but not yet adopted that may have an impact on our financial statements.

SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS No. 157-4"), which expands quarterly disclosure requirements in SFAS No. 157 about how an entity determines fair value when the volume and level of activity for an asset or liability have significantly decreased and transactions related to such assets and liabilities are not orderly. This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements. We are currently assessing the impact of FSP FAS No. 157-4 on our consolidated financial position, cash flows and results of operations.

SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), and Accounting Principles Board Opinion No. 28, Interim Financial Reporting ("APB No. 28"). This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements. The amendments expand the disclosure requirements of SFAS No. 107 and APB No. 28 about how an entity reports on fair value to be included in the summarized, interim financial statements. We are currently assessing the impact of this FASB Staff Position on our consolidated financial position, cash flows or results of operations.

SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This pronouncement is effective for our reporting periods beginning with our June 30, 2009 interim financial statements.  We are currently evaluating the impact of the implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 on our consolidated financial position, results of operations and cash flows.

Contractual Obligations

The following table presents the contractual obligations outstanding as at March 31, 2009:

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Loan payable [1]	$68,640	$11,656	$31,082	$25,902	$—
Reclamation and remediation obligations [2]	10,097	362	1,356	1,123	7,256
Share of office lease	3,529	383	766	773	1,607
Total	$82,266	$12,401	$33,204	$27,798	$8,863

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

The completion of the proposed business combination with New Gold, which is expected to occur on June 1, 2009, will result in known severance payments of approximately $0.8 million.

Outlook

Consistent with details of the new mine plan for the Mesquite Mine announced in 2008, we have started focusing on mining ore from the Rainbow pit in 2009.  This compares with the previous plan in which mining was split between the Rainbow and Big Chief pits.  We have begun to achieve increased efficiency by consolidating mining equipment into one location, including reduced costs due to shorter haulage distances, no wasted time moving between pits, as well as improved operator efficiency.  The estimated mine life remains unchanged at 14 years and we plan to mine our three pits sequentially through the duration of the mine life to continue to maximize these efficiencies.

In 2009, we expect to incur $68.0 to $72.0 million in operating costs to place approximately 155,000 recoverable ounces of gold on the leach pad.  At March 31, 2009, Western Goldfields had approximately 45,685 recoverable ounces of inventory on the heap leach pad which is estimated to increase to approximately 65,000 ounces at the end of 2009.  Due to the timing of leach pad recoveries and the impact of inventory adjustments, we continue to forecast production and sales to be between 140,000 and 150,000 ounces at cost of sales per ounce1 of $530 to $540.  Operating cash flow is expected to be $40 - $45 million for 2009 assuming a gold price of $850 per ounce.  We expect production and sales to grow again in 2010 to approximately 175,000 ounces with total operating costs remaining similar to 2009 at $68 to $72 million, thus reducing the cost of sales per ounce in 2010 to approximately $400.

While total operating costs are expected to remain consistent on a quarterly basis from $16.5 to $18.5 million, higher stripping ratios and lower grades are expected to result in lower ounces placed and lower production in the first three quarters than the fourth quarter of 2009.  Approximately 50% of the recoverable ounces placed in 2009 are forecast to be placed in the fourth quarter.  Production in each of the second and third quarters is expected to be 33,000 to 38,000 ounces before increasing to 38,000 to 43,000 ounces in the fourth quarter.  The cost of sales per ounce1 in the second and third quarters of the year are forecast to be $595 to $605 and include approximately $4 million per quarter of costs from the expected reduction in the value of leach pad gold inventory quarter to quarter.  The fourth quarter cost of sales per ounce1 is expected to decline to $365 to $375 and include approximately a $1.0 million reduction to cost of sales from the expected increase in the value of leach pad gold inventory during the fourth quarter.  The inventory related costs do not impact the Company's cash flow in the respective quarters.

We repaid $17.7 million of our outstanding debt at the end of 2008 leaving $68.6 million outstanding under the credit facility.  We also have sufficient cash to make further scheduled payments of $11.7 million during 2009.  At March 31, 2009, Western Goldfields had cash of $19.1 million, excluding $7.5 million of restricted cash.  As Mesquite’s expansion project is effectively completed, we expect nominal sustaining capital requirements going forward.  We intend to continue using Mesquite’s cash flow to de-lever the balance sheet.

The proposed business combination with New Gold announced on March 4, 2009 continues to move forward; materials were mailed for the New Gold and Western Goldfields shareholder meetings on May 13, 2009 and May 14, 2009, respectively.  This Transaction will diversify Western Goldfields from a single mine company to a multi-mine producer.  This will also deliver upon the Company’s strategic goal of growth through consolidation.

(1)  Includes realized losses from settlement of fuel hedge contracts.  Cost of sales per ounce is a non-GAAP financial performance measure with no standardized meaning under US GAAP.  For further information, please see below.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as at March 31, 2009 and December 31, 2008 or at the date of this report.

Summary of Quarterly Results ($ in thousands, except ounces and per share amounts)

	Mar-09	Dec-08	Sept-08	Jun-08	Mar-08	Dec-07	Sept-07	Jun-07

Total revenues	28,369	24,472	41,352	20,347	9,256	606	1,281	1,546
Realized and unrealized gain (loss) on mark-to-market of gold hedging contracts	(12,291)	15,120	30,777	(8,708)	(24,111)	(30,570)	(28,331)	—
Income tax recovery (expense)	4,009	(7,706)	(17,204)	2,029	9,832	37,133	—	—
Net income (loss)	(5,292)	7,781	30,518	(4,059)	(19,624)	(7,293)	(36,375)	(4,007)
Net income (loss) per share - basic	(0.04)	0.06	0.22	(0.03)	(0.14)	(0.06)	(0.31)	(0.04)
- diluted	(0.04)	0.05	0.21	(0.03)	(0.14)	(0.06)	(0.31)	(0.04)
Cash and cash equivalents	19,057	11,275	37,914	26,549	32,829	43,870	18,038	18,750
Total assets	215,078	207,368	234,506	232,244	226,363	214,495	126,252	92,037
Total long-term financial liabilities	111,639	101,692	131,186	159,218	158,592	131,479	83,590	4,826

Non-GAAP Financial Measure

Cost of Sales per Ounce

Cost of sales per ounce is a non-GAAP financial measure which is calculated by dividing cost of sales, as per the Company’s financial statements, including realized losses from settlement of fuel hedge contracts by the number of gold ounces sold.  This is the first quarter where this adjustment has been made as we only began settling our fuel hedges in fiscal 2009.

We record the realized and unrealized gains/losses from our fuel hedge contracts in other income.  We believe that including the realized gains/losses from settlement of fuel hedge contracts provides investors and analysts with a measure of our costs related to production that is more comparable to measures presented by other mining companies.  Management also uses this measure internally to monitor, evaluate, and manage those factors that impact production costs on a monthly basis.  This calculation is performed on a consistent basis for the periods presented.

The cost of sales per ounce statistic is intended to provide additional information, does not have any standardized meaning prescribed by U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.  This non-GAAP measure may not be comparable to similar measures presented by other issuers.

	Three months ended March 31
	2009	2008

Statement of Operations (000’s)
Cost of sales (excludes amortization and accretion)	$18,450	$9,352
Realized losses from settlement of fuel forward contracts	288	—
Cost base for calculation	$18,738	$9,352
Gold ounces sold	32,715	9,960
Cost of sales per ounce	$573	$939

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

At March 31, 2009, our remaining gold forward sales contracts of 379,500 ounces, consisted of a series of contracts to sell 5,500 ounces per month at a price of $801 per ounce over a remaining 69-month period to December 2014.  The fair value of the liability on the remaining contracts as at March 31, 2009 was $57.5 million.  We monitor our hedge positions and perform sensitivity analyses on our forward contracts to determine the mark-to-market gain/loss at current gold prices.  We estimate that a 10% change in the spot price of gold from the level of $917 per ounce at March 31, 2009 translates into a mark-to-market fluctuation of approximately $34.5 million.

Gold sales covered by the forward sales contracts represent approximately 44% of our forecast annual shipments for 2009.  The balance of our shipments will be sold in the spot market.  We estimate that a 10% change in the price of gold from the level of $917 per ounce at March 31, 2009 translates into a $7.6 million increase/decrease in revenues from un-hedged production in 2009.

Western Goldfields entered into fuel hedge contracts with financial institutions in December 2008 and January 2009.  The hedging contracts represent a total commitment of 2.9 million and 3.0 million gallons of diesel per year at weighted average prices of $1.75 and $1.94 per gallon in 2009 and 2010, respectively.  The Company is financially settling 252,000 gallons of diesel per month related to these contracts until December 31, 2010.  The fair value of the liability on the contracts as at March 31, 2009 was $1.2 million.  We monitor our hedge positions and perform sensitivity analyses on our forward contracts to determine the mark-to-market gain/loss at current fuel prices.  We estimate that a 10 cent change in the spot price of fuel from the level of $1.38 per gallon at March 31, 2009 translates into a mark-to-market fluctuation of approximately $0.5 million.

Fuel costs are a significant cost element at Mesquite.  An approximate 20% of Mesquite’s operating costs were attributable to diesel consumption.  The market price of diesel and gasoline is unpredictable and can fluctuate significantly.  As world oil prices have declined in the past six months, the impact was being reflected in the price paid for fuel.  We estimate that a 10 cent change in the price of diesel fuel from an average of approximately $1.55 per gallon experienced during the three month period ended March 31, 2009 translates into a $0.2 million increase/decrease in mining costs.

At March 31, 2009 we had $68.6 million of bank debt outstanding of which $11.7 million is current.  This debt currently bears interest based on short-term U.S. dollar LIBOR rates, generally for one-month periods, plus 2.2%.  A 1% fluctuation in U.S. dollar LIBOR rates at current levels of indebtedness would translate into a $0.7 million change in reported pre-tax income.

We have a bonding and insurance program, primarily with American International Specialty Lines Insurance Company (“AIG Insurance”) in respect of the operations and closure liabilities of the Mesquite Mine.  At March 31, 2009, we had $8.9 million in the account.  On September 16, 2008, AIG Insurance’s parent company, American International Group, Inc. (“AIG”), suffered a liquidity crisis following the downgrade of its credit rating.  The United States Federal Reserve has since loaned money to AIG in order for the company to meet its obligations to post additional collateral to trading partners.  As a result of Federal and State laws governing the operation of AIG Insurance, we do not currently believe that our funds are at risk.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the disclosure controls and procedures was conducted, as such is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as at the end of such period covered by this Form 10-Q to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files, and the transactions that are recorded, processed, summarized and reported, within the appropriate time periods and forms.  It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

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

There were no loss contingencies accrued in the three month period March 31, 2009 or year ended December 31, 2008.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and joint management information circular supplement filed on April 16, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

WESTERN GOLDFIELDS INC.

Dated: April 30, 2009	By:	/s/ Raymond Threlkeld
Raymond Threlkeld, President and Chief Executive Officer